Form 10-K
period 2021-12-31
KwikClick, Inc.
filed 2022-04-15
CIK 1884164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4463033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West 500 South Suite 130
Bountiful, Utah	84010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

Tel: (801) 243-4840

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

________________________

(Title of Class)

KWIK

________________________

Trading Symbol

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of April 13, 2022, the registrant had 115,912,605 shares of its Common Stock outstanding. As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $34,117,607 based on the last quote price as quoted on the OTC Markets quoting system on such date. There were no sales on that date.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

ITEM 1. BUSINESS.

KWIKClick, LLC, a Utah limited liability company and wholly owned subsidiary of the Company and the entity through which substantially all of the operations of the Company are conducted. KWIKClick is a social interaction, selling, and referral software platform.  Stores wishing to promote their brands or services on the KWIKClick network of promoters, influencers, and customers, pay nothing to use the platform.  Rather, stores self-determine a discount off of their regular retail pricing that they are willing to offer to entice users to promote a product or make a referral.  With no conditions such as follower size, invitation, or negotiation, any consumers who open a KWIKClick account become users, receive cash-back for all purchases they make, and can immediately share their own automatically encoded link, associated with the product they purchased, to anyone.   Shared links that result in a purchase and/or repurchases, are electronically paid to the referrer.  As the link is re-shared from a group ("wave") of friends to the 2nd wave, (friends of friends), the initial referrer receives an additional 50% commission of what was earned when the original purchase was made directly from their link. This process of resharing by waves continues to pay ½ as much as the prior wave down to the payout of the last penny each and every time a new or existing customer/user purchases that particular product.

We have not yet generated significant revenue, have a net loss of $2,370,051 for the year ended December 31, 2021, and, as a result, there is substantial doubt about our ability to continue as a going concern. See ITEM 2. FINANCIAL INFORMATION - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Going Concern Risk.

The key to the adoption of the platform by both buyers and sellers is the affiliate referral program.  The free to use mobile application has the potential to turn all social media activity into a product solicitation on behalf of sellers in an unobtrusive manner.  Furthermore, the software automates person-to-person requests for recommendations by simply sharing a link to any mobile device.  Much like a “pin” can be sent to share locations, the encoded link provides to the requestor, a way to instantly purchase the goods or services of interest.

Sellers make products or services available on KWIKClick and offer a self-determined discount on good(s) or service(s) or entire order(s) in exchange for exposure and substantially increased sales volume from KWIKClick participants. The difference between the retail price charged and the discount becomes compensation for both KWIKClick and individuals generating sales for the seller.  The process of listing items for sale by seller is referred to as a campaign.  Influencers/participants with ANY size of friends or followers, can join the campaign by promoting the item through social media with an encoded link within the posted video, or by sampling sharing the link to a mobile device when they are asked for a recommendation.

Unlike current methods of affiliate marketing which are based on brokers establishing contracts with influencers based on their size of followers, number of views, engagements etc., sellers on the KWIKClick application only pay through the discount they offer when a sale actually occurs.  Further, sellers are provided free information on purchases made, reviews, activity and purchasing habits of their customers from the data collected from use of the KWIKClick App.

This discount provided by sellers is divided among the purchaser (0-10%), KWIKClick (15-25%) and the balance is paid in the form of commissions to other participants who introduce the product to contacts, friends, followers etc. that result in a purchase.  Based on the size of a contracted influencer, current compensation may include a single commission paid for an initial purchase attributable to the influencer.  Unique to KWIKClick, the affiliate commission program is not limited to a single purchase produced by an influencer of significance.  Furthermore, no contract is needed between the influencer and the seller.  The KWIKClick software passively identifies the participant in the campaign who made the referral, and the corresponding individual who made the purchase.  A commission is paid to the influencer each and every time a purchase is made by the consumer.

In an effort to earn commissions, influencers who wish to promote a campaign upload any type of self-created correspondence file (i.e., personal videos, images, texts, attached files, etc.) or forward a file, to ANY social media platform.  Embedded within the file upload is a “smart” short URL encoded by the KWIKClick program.  The “smart” information contains the file creator, recipient, and ANY products (goods, store patronage, reward credits, and/or services, etc.) passively available for purchase when the screen is touched by the file recipient within the KWIKClick App or other forms of social media.  A permanent connection between sender and receiver (a “link”) is established when a purchase is made directly from the shared file or link.  This information is maintained by KWIKClick as the same or remade (colab) file is viewed and passed across ANY social media channel.  With each subsequent share from a purchaser, the purchaser now joins the campaign and becomes a sender, and an additional link is permanently recorded.  The resulting link of senders and recipients for a specific campaign establishes a permanent virtual private-linked database chain identifying all purchasing viewers and recipients. The resulting chain of purchasers then referring are called “waves” of influencers.  Hence friends are your 1st wave, and the friends of your friends become your second wave and so forth.

It should be noted that:

a)The potential number of campaigns that can be created by sellers are virtually unlimited due to the number of goods or services and/or orders made available in the KWIKClick network

b)The number of campaigns an individual can participate in is unlimited

c)The number of permutations of chains in the campaigns of senders and recipients is virtually endless

d)The potential wavelength of a chain on any one campaign is limited only to the number of potential unique consumers of any given product

e)The number of waves an individual can earn commissions on is the mathematical function based on the number of Links an individual earns commissions on and the net dollar amount of total commissions offered from the Discount.  The larger the discount, the greater number of waves individuals earn on.

f)The total amount of commissions earned at any link level follows an exponential growth pattern

Each time a “smart” URL recipient purchases a product from a participating KWIKClick seller, half of the discount amount is paid to the previous purchaser who sent the link (sender) as compensation for the referral.  Iteratively, half of the remaining discount is paid to the next link (the sender of the sender) following the established chain.  This process of paying half the outstanding remaining discount balance continues up the chain to the last penny.  Once a chain is established, it remains unalterable for any product’s life.  Thus, every time a purchase

is made for that product within the previously established chain, a residual commission is paid up the chain of senders.   Literally, a single selfie, sent to anyone, could go viral and create an exponential source of commissions on all units sold on any single product to any individual as long as the product continues to be sold! Commissions are sent to the recipients electronic account of choice. Participation in KWIKClick and earning commissions from these discount sharing is completely free to participants and completely voluntary. Participants have nothing financially at stake.

The patent pending KWIKClick App and website are free to download, distribute and use.  The creation of a KWIKClick account may occur when a buyer purchases a product that was referred by another KWIKClick user, or when a seller begins a new campaign with a product or service that they manage.  In any scenario, sellers and buyers all access the same KWIKClick platform.

Benefits to Sellers

Sellers promote their product or service independently and immediately via the KWIKClick API interface.  Sellers gain immediate marketing leverage by accessing the entire network of KWIKClick participants, allowing their product campaign to reach viral status as individuals share information and promote the commissions available through discount sharing.  This leverage is both instant and essentially “free” marketing as sellers are able to sell directly to consumers, using the discounts normally paid to distribution partners to compensate the influencer for each subsequent transaction.  In addition, no discounts are shared until a product is sold, offering a no-cost campaign unless a sale occurs.  Ultimately, businesses will be allowed to API directly into the KWIKClick app and establish the commission referral process without significant cost or involvement on the side of KWIKClick.

As an e-commerce platform, KWIKClick allows sellers to market consumer goods and services exclusively through word-of-mouth and social influence marketing.  Participants on KWIKClick join campaigns that promote the sellers specific good or service, and profit when their followers, or their followers’ followers’ purchase.  Because each successive participant may also join a campaign and profit from their own promotional efforts, this process of social selling continues from one link of influence to the next, virally taking campaigns across multiple social media platforms throughout the world. Sellers can leverage an ever-growing body of participants that span a broad spectrum of demographics to promote their product at a fraction of the cost of traditional mass marketing.

Additionally, sellers will be provided with better analytical data provided by KWIKClick in terms of interest level, purchasing habits, reviews of products, target markets, purchasing demographics, product reviews etc.

The purchasing habits of individuals will be used to provide both participants and sellers with non-personal information to create cliques, defined as groups of similar interests.  Sellers will benefit from information provided by KWIKClick regarding competitive and complimentary goods or services.

Ultimately, the KWIKClick application will function in all countries, for all products, on all communication formats and social apps.  It will be an application of socialization based on the data that can be collected from the purchasing habits, interactions, ratings and opinions of participants.

The ultimate objective will be to offer both socialization and income generation for all individuals worldwide in a platform where influencers with a following of any size are able to post individually created files while referencing products they use and recommend, while earning referral commissions.

Commercialization/Marketing Plan

The ways in which KWIKClick will generate income initially include:

1.KWIKClick’s portion of the discount (15-25%) offered on each product

2.Credit card processing fees

3.Rounding down of the compensation plan payout of the fractional pennies not paid

4.Initial influencers with no or limited chain of promoters above them

5.Margins of private label brands sold exclusively by KWIKClick

6.Straight mark-up of products sold thru online malls (i.e., Esty, Shopify) via international wholesalers (i.e., AliExpress, Alibaba, etc.).

7.Analytical purchasing data of consumer activity provided to Sellers

8.Sponsored listings

9.Order processing

10.App advertisements

11.Fees for advanced analytical reports on KWIKClick for users

12.EFT/wire commission fund transfers

13.Virtual mall and shopping cart hosting

14.Licensure of the app for private business use

15.Patent licensure

KWIKClick anticipates that the concept of paying commissions multiple links deep for purchases made for an entire lifecycle of a product will go viral within social media.  To accelerate the awareness, KWIKClick will be introduced to the world of social media initially through network marketing organizations, influencers with substantial followers and media.

Software Licensing and Exclusivity Agreement

On September 2, 2021, we entered into a Software Licensing and Exclusivity Agreement (“SL Agreement”) with NewAge, Inc., a Delaware corporation (“NewAge”). NewAge is a seller of products through so called “network marketing” or “direct selling”. The SL Agreement grants NewAge exclusive rights to use our KwikClick platform in the direct selling industry. The SL Agreement requires that NewAge pay a monthly $50,000 base license fee. As of December 31, 2021, we have received payments totaling $150,000 from New Age for October and December 2021 and recorded the $150,000 as license fee revenue. In addition to the license fee, NewAge is required to pay commissions generally ranging from 3.0% to 4.0% of net sales of products using the KwikClick platform. Through December 31, 2021, we had not generated significant income from commissions under the SL Agreement.

For NewAge to maintain exclusivity to use the KwikClick platform in the direct marketing space, NewAge was required to produce sales using our software of at least a total of $25,000,000 during the first six months of the first year SL Agreement and at least $30,000,000 during the second six months of the first year of the SL Agreement. According to the original SL Agreement, if NewAge is unable to meet the minimum sales thresholds to maintain exclusive use of our software in the direct sales industry for the first six months of the SL Agreement, NewAge is entitled to pay to us the balance of $800,000 in expected commissions for that period to cure the sales deficiency. Likewise, during the second six months of the first year of the SL Agreement, if NewAge is unable to meet the minimum sales thresholds to maintain exclusive use of our software in the direct sales industry, NewAge is entitled to pay to us the balance of $1,200,000 in expected commissions for that second six-month period of the first year of the SL Agreement to cure the sales deficiency. Thereafter, during the second year of the Agreement (September 2022-

September 2023), NewAge must sell at least $25,000,000 in products per quarter for NewAge to maintain exclusivity in the direct marketing space. In year three of the SL Agreement, NewAge’s quarterly minimum sales threshold is $37,500,000 per month.

There is no assurance that NewAge will be able to meet these minimum sales thresholds. In the most recent quarter reported to the SEC by NewAge, its sales revenues for the three-month period ended September 30, 2021, was $124,040,000 with slightly higher revenues for the first quarter of 2021. Based on historic sales revenues at NewAge for 2021 through September 30, 2021, at least 10% of NewAge’s revenues would need to run through our software to meet the minimum threshold in the first six months of the SL Agreement, and then 12% in the second six months. In year two, assuming NewAge’s revenues stay the same, 20.2% of NewAge’s revenue would need to be obtained in connection with our software and platform throughout year two and in year three, 30.2% of NewAge’s revenue would need to be obtained in connection with our software and platform. There is no assurance that NewAge can maintain such revenues, much less use our software and platform to obtain those revenues. Subsequent to the period ended December 31, 2021, NewAge was unable to meet the minimum revenues set out in the SL Agreement necessary to maintain exclusivity. However, we are discussing amending the SL Agreement to extend the exclusivity period for NewAge.

Section 9.2 of the SL Agreement states that NewAge may terminate the Agreement at any time if it is not satisfied with the function or performance of our software. As a result of this clause, NewAge can unilaterally terminate the SL Agreement at any time on the subjective basis that it is not satisfied with the function or performance of the KwikClick software. The result of NewAge terminating the SL Agreement would be the end of the monthly $50,000 based license fee and commission related revenue, which as of December 31, 2021, was our sole source or revenue. During the three-month period ended December 31, 2021, we received some revenue from NewAge’s product sales on our platform that was over and above the monthly license fee. However, the revenue was fairly insignificant.

In connection with the SL Agreement, New Age is required to permanently transfer ownership of its entity named ARIIX Trading (Shanghai) Co., Ltd. (the “Shanghai Ltd”) to KWIKClick for our exclusive use. The Shanghai Ltd. Is a “wholly foreign owned enterprise”, the most common structure used by foreign companies in China due to the advantages that such companies can be formed without a Chinese partner, can make profits in China and fully conduct business in China, in line with its agreed business scope, is allowed to hire staff directly and manage its own human resources without using a Chinese agency, and hire staff both locally and from overseas, and is not required to share business information with a partner which provides some level of IP protection under Chinese law. Our management believes that a wholly foreign owned enterprise like the Shanghai Ltd. can take between six months and two years to set up and cost several hundred thousand dollars. Our management understands that the transfer of a wholly foreign owned enterprise like the Shanghai Ltd. can be accomplished by a local accounting firm in China and costs only $10 to $30 thousand dollars and can be accomplished in a few months or less. As a result, the Shanghai Ltd., despite having little or no operations or assets, has some value to us in terms of time and costs savings. In addition, the Shanghai Ltd. has value to us because we believe it has approvals to operate in the businesses that are in line with KWIKClick’s intended software business and has value to us due to the time and money that is expected to be saved to enter the Chinese market. As of now, the process of transferring the Shanghai Ltd. is in the early stages.  Once the transfer of the Shanghai Ltd. is completed, it will be solely owned by KwikClick. We have yet to determine whether the transfer of the equity of the Shanghai Ltd. to KWIKClick, once it occurs, will be accounted for as a special reorganization, general reorganization, or other. However, due to the current limited assets and operations of the Shanghai Ltd., we do not expect the accounting treatment to make a material difference in taxes or costs triggered by the transaction.

Our CEO, Chairman of the board of directors and majority stockholder with voting control over our company is a director at NewAge. Mr. Cooper also was CEO and controlling stockholder of Ariix, Inc. which NewAge acquired in 2020. Mr. Cooper has significant connections at and is able to have significant influence over, NewAge. The SL Agreement is, at minimum in large part, a result of Mr. Cooper’s connection and influence at NewAge. Investors should consider Mr. Cooper’s relationship with NewAge when assessing the extent to which the SL Agreement is a validation of the value or efficacy of our software and platform. See Item 7 “Certain Relationships and Related Transactions, And Director Independence”.

Competition

We directly or indirectly compete with online resellers across the Internet. Many of the resellers and companies have far greater financial, human, and technological resources that make competition with them a serious challenge for our company. We compete with “affiliate marketing”, which is a structure where influencers earn a percentage of sales by promoting products from others. Affiliate marketers can select a product that they have an affinity with, promote it to others, and earn a profit for each sale that they make. Like the KwikClick system, affiliate marketing allows for passive income, meaning the seller or influencer makes money even at times when the seller or influencer is not actively doing anything.

Affiliate marketing through Amazon is the most prominent affiliate network. The Amazon Associates affiliate program allows sellers or influencers to promote any of the products that Amazon sells on its platform. The Amazon Associates affiliate program is open to anyone. Sellers or influencers just need to sign up and generate a custom affiliate link to Amazon products. If a buyer purchases through the seller or influencer link, only the seller or influencer earns a small commission.

We also compete with companies that sell software and services to small businesses, enabling sellers to sell from their own website or otherwise run their business independently of our platform. We also compete with retailers for the attention of the buyer. A buyer has the choice of shopping with any online or offline retailer, whether large marketplaces or national retail chains or local consignment and vintage stores or other venues or marketplaces. The KwikClick platform will compete directly with shopping platforms such as Etsy, Wish, Amazon, Shopify and other e-commerce platforms where independent sellers may create their own shop or re-selling environment.  To the degree KwikClick will offer a similar platform, direct competition exists.  KwikClick may also be complimentary to each of these platforms as KwikClick may license the use of the app to store owners to offer commissions for referral marketing of influencers on Etsy, Amazon, etc. This licensing function may expand the revenue of KwikClick.

KwikClick also competes with the $192 Billion network marketing industry from a compensation standpoint earned from the sale of products.  But unlike network marketing, the enrollment, recruiting, and the exclusive selling of specific products is not required in KwikClick making the earning of commissions potentially more likely. We intend to target representatives of network marketing companies who may choose to use the KwikClick platform to market to their network.

KwikClick will also compete with the social networking sites such as Facebook, TikTok, Byte, WeChat, Twitter, Instagram, etc.  Finally, KwikClick will compete with common interest social platforms such as dating, and business networking sites.

Intellectual Property

Protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including patent, trade secret, copyright, and trademark laws in the United States. We also use confidentiality procedures, defensive licensing and acquisitions, non-disclosure agreements, invention assignment agreements, and other contractual rights to protect us and our intellectual property. We file patents and register domain names and trademarks in the United States. We rely upon unregistered copyrights and common law protection for certain trademarks.

Trademarks

The Company owns the URL “kwikclick.com”, which is the Company’s official Website. On September 17, 2020, the Company filed a trademark application with the United States Patent and Trademark Office for the name “KwikClick”, Serial #90189311. The trademark application seeks to protect use of the name “KwikClick” in connection with providing a website for connecting buyers and sellers of multi-level marketing goods and services; providing a website for connecting sellers with buyers; business consultancy; business sales management and marketing consulting services; consultancy services regarding business strategies; information, advisory, and consultancy services relating to business establishment, administration, and management; multi-level marketing services; multi-level marketing consulting services; business advisor and consultant services in the fields of business management and multi-level marketing; multi-level marketing business development services provided to independent sales consultants; providing organizational development consultancy; and providing a website featuring business information on multi-level marketing business services.

Patents

Dozens of patent applications have been filed by, or on behalf of, the Company. Strategically, the purpose of the patent application filings is an attempt to protect the Company’s “first-mover” advantage and to hinder and/or exclude competing “me-too” products and reduce or deter industry competition. Furthermore, we may provide licensing to markets and products where we do not wish to directly operate. We have filed applications with the United States Patent and Trademark Office in connection with 35 inventions that we believe cover the base technology for our "single product tree" multi-level marketing method and many derivative inventions covering the related value chain. We believe that the inventions for which we seek patent protection span our unique KwikClick platform's various applications. Areas covered include using social media plug-ins for enhanced marketing, motivating and growth techniques, product ratings and recommendations, attaching KwikClick to other companies with multi-level sales compensation structures and other marketing portal connections such "as seen on TV" sales.

Other areas for which we are attempting to get patent protection include automation of areas such as enrollment, taxes, tracking distributors' profits, working across the country's laws, managing uplines and downlines, and managing warranties. We seek patent protection for potential connections to other business models such as other company websites, credit cards, franchises, airline sky miles, lotteries, retail, online stores shopping carts, and referrals to banking. Although there are many tools to be built into the KwikClick platform, we are attempting to have our portfolio cover unique areas for distributor sales support, such as suggestive selling and managing incentives and rewards for downlines and allowing uplines to create unique downlines bonus plans. We are seeking protections for inventions covering all aspects of AI/ML processing, security systems, and the "Hyperlink Data structure and messaging system," which we see as a foundation of using our multi-level compensation system. We have attempted to define the patents that we seek to cover our plan to allow distributors to integrate product information for their online marketing efforts. We also seek to protect methods to bring in and leverage "big Influencers" in a product tree-based on a multi-level compensation model.

We believe that the patent portfolio that we seek to be innovative. We believe that our CEO’s experience in working with multi-level compensation companies and system designs has been important to our current portfolio. We anticipate that Mr. Cooper will continue to develop other inventions in our space.  We believe that our portfolio will provide us with protection from competitors who attempt to copy our innovations.

In addition to our pending patent portfolio, we catalogued many trade secrets as well, to further enhance the portfolio, which may hinder other parties’ ability to reverse engineer our system.

The table below summarizes the patent applications filed by or on behalf of the Company. None of the patents subject to the patent applications have been issued. There is no assurance as to whether or when any of the following patent applications will result in the award of any patents.

Application #	Jurisdiction	Title	Brief Description

17/313,783	US Utility	Incorporating a Product in a Multi-Level Marketing System

Method for selling products to purchasers of the product who also act as sellers/distributors of the product and who receive commissions based on purchases of the product by a chain of sponsored sellers

63/020,993	US Prov.	Method for Incorporating a Product in a Multi-Level Marketing System	(Same as above)

PCT/US21/31149	International PCT	Incorporating a Product in a Multi-Level Marketing System	(Same as above)

17/332,916	US Utility	Incorporating a Product in a Multi-Level Marketing System

Systems & Methods for allowing sellers of products to add products to a multi-level marketing system using codes passed to followers such that commissions can be paid when added products are sold by the followers.

63/031,358	US Prov.	Method for Incorporating a Product in a Multi-Level Marketing System	(Same as above)

PCT/US21/34759	International PCT	Incorporating a Product in a Multi-Level Marketing System	(Same as above)

63/142,945	US Prov.	Method for Incorporating a Product in a Multi-Level SMARTLINK Embedded Media Files for Enhanced Marketing

System & Method for Enrolling Products in a multi-level marketing system using embedded links and associated follower codes.  By selecting a product link, followers may be offered a product and may become sellers of that product. Commissions for products purchased are distributed based on the follower code relationships.

17/332,891	US Utility	Method for Incorporating a Product in a Multi-Level Marketing System and Allowing User to Motivate their Downline

System and Method for allowing users to create and share marketing materials for selling a product with followers that may purchase the product, become sellers of that product, and sell that product to other users/followers that may in turn become sellers of the product and share the marketing materials. Commissions are paid to sponsors of followers when followers purchase a product marketed by the shared marketing materials

63/031,379	US Prov.	Method for Incorporating a Product in a Multi-Level Marketing System and Allowing User to Motivate their Downline	(Same as above)

PCT/US21/34760	International PCT	Method for Incorporating a Product in a Multi-Level Marketing System and Allowing User to Motivate their Downline	(Same as above)

17/332,940	US Utility	Incorporating Reviews of a Product or Service in a Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Users may then provide reviews about products that they have purchased.

63/031,403	US Prov.	Method for Incorporating a Service in a Multi-Level Marketing System	(Same as above)

PCT/US21/34767	International PCT	Incorporating Reviews of a Product or Service in a Multi-Level Marketing System	(Same as above)

17/313,795	US Utility	Using a Product or Service as a start of an MLM Tree

Individuals that have purchased a product from a vendor may become users of a multi-level marking system and may become a seller of the product and may provide offerings to purchase the product at discounted prices to other individuals/followers. Chains of related sellers that provided offering to purchase the product receive commissions when others purchase the product according to the offering.

63/020,997	US Prov.	System and Method for Using a Product or Service as the Start of MLM Tree and Attaching this System to an Existing MLM System	(Same as above)

PCT/US21/31150	International PCT	Using a Product or Service as a start of an MLM Tree	(Same as above)

63/143,304	US Prov.	Method for Incorporating a Product in a Multi-Level Marketing System Using Hyperlinks to Track Referrals

Method for selling products by members of a multi-level marketing organization, where hyperlinks associated with product offerings are updated and used to track related users. using embedded links and associated follower codes.  By selecting a hyperlink, followers may be offered a product and may become sellers of that product. Commissions for products purchased are distributed based on the relationships.

63/143,316	US Prov.	System and Method for Allowing Product Returns in a Product Based MLM System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Users may return purchased products and refunds of a purchase price and any commissions are then processed.

63/143,330	US Prov.	Method for Incorporating a Product in a Multi-Level Marketing System Where the Product is Sold by a Franchise

System and method for selling products by members of a multi-level marketing organization, Users of the multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Franchisers may set rules, identify products offered for sale, set discount prices, or set commissions paid to sellers.

63/049,856	US Prov.	Method for Incorporating a Blockchain in a Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Activity of related sellers and buyers are tracked using secure blockchain entries.

63/143,338	US Prov.	Method for Incorporating a Product in an International-Scale Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. User locations and jurisdictions are identified and language, type of currency, purchase rules, or commissions may be adjusted based on location.

63/143,362	US Prov.	Micro Influencer

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Filters may be created or used to identify rules that may be associated with a time, a demographic, or other information. Shared advertising materials are ranked and messages regarding those rankings may be shared with users to increase sales.

63/049,864	US Prov.	Creating a Community from Data

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The related sellers may be members of or create new social media groups. Members of each group may share common traits and users that share a trait with a group may be added to that group. User may then share information to other group members.

63/049,867	US Prov.	Enhancing Existing Social Media Network from Data

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product to members of a social media network. Users may sign into their social media account and share marketing materials via their account.

63/049,877	US Prov.	MLM Product Based Trees Creates Online Store

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Products may be sold through an online store that creates webpages based on received URLs.

63/193,251	US Prov.	Method for Setting Up User Created Storefronts Within a Product Tree Based Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The system allows users to create a storefront used to direct new users to purchase products.

63/049,882	US Prov.	System for Commissions for Multilevel Marketing

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The system also includes the ability to allow a purchaser to select between multiple commission plans based on the user’s personal preferences. The purchaser may also decide to donate all or a portion of their commission to one or more charities. In addition, with all the variance in commission plans the system has the ability to find correlations in the data between commission plan structure and maximizing metrics like profit or revenue or minimizing metrics like cost.

63/049,949	US Prov.	Method for Suggestive Selling on a Product Tree Based Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Once the purchasers are enrolled, they are provided with a code and link to the purchased product to allow the purchasers to pass the code and the link onto the user’s followers, such as family, friends, colleagues, etc. to allow them to become part of the MLM tree. Product purchases are recorded in a database which is analyzed in order to determine which products are most often bought at the same time by the same user. This data is then sent to the 3rd party so that they may better advertise the combination of products.

63/049,954	US Prov.	Single Line Tree Creating by a Distributor for a Product Based Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Once the purchasers are enrolled, they are provided with a code and link to the purchased product to allow the purchasers to pass the code and the link onto the user’s followers, such as family, friends, colleagues to allow them to become part of the MLM tree. Some commission plans may be a single line tree, where a buyer is placed in the tree underneath the last buyer even when there is no interaction between the two buyers. This creates a different incentive structure for purchasing an item that prioritizes purchase speed over distributive ability.

63/193,265	US Prov.	METHOD FOR CREDIT CARD INTEGRATION WITHIN A PRODUCT TREE BASED MULTI-LEVEL MARKETING SYSTEM

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The system integrates credit card information and personal information tracked using codes.

63/193,268	US Prov.	Method for Banking Integration Within a Product Tree Based Multi-Level Marketing System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Sales of a product are track and commissions are paid to members of a single tree that tracks sales of related users.

63/049,958	US Prov.	Enterprise Multi-Level Marketing System

63/166,677	US Prov.	On-The-Fly Comp Plan

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The system generates new experimental commission plans on the fly, then tests those commission plans to see if there are any correlations between changing parameters of the commission plan and metrics such as profit, revenue, product volume, recruitment rate, etc. These correlations may be used to guide the generation of new commission plans.

63/166,683	US Prov.	Persistent Information Linked to Upline and Downline

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product.  The system may connect with a social media site and allow users to curate posts such that they are able to access posts that are relevant to their uplines, downlines, and the product or products they are concerned with, and data may be stored persistently.

63/166,687	US Prov.	Product-Based MLM System Platform

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The system allows the user access to features of the system that may be helpful for the management of those user’s accounts and the distribution of products. The system further tracks which of these features are most commonly used by those users. This data is then used to suggest features to new users based on purchased products.

63/166,801	US Prov.	SMARTLINK for Outside Network Input/Output

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Once the purchasers are enrolled, they are provided with a code and link to the purchased product to allow the purchasers to pass the code and the link onto the user’s followers, such as family, friends, colleagues, etc. to allow them to become part of the MLM tree. Data within the system can be quickly retrieved from an outside source using a SmartLink directs to an online or offline portal through which data may be viewed and/or manipulated.

63/166,807	US Prov.	Permissions for Retailer Types Within an MLM System

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Each member of the tree may have a different level or status based on the modules and databases tailored to their specific needs. Retailers. franchises, online stores, and white label stores, may pay a premium for access to features that would be useful for each type of members or products.

63/166,809	US Prov.	A Method for Incorporating Additional Blockchains into a Multi-Level Marketing System Blockchain

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Data stored in a blockchain structure is used to secure user and sale data.

63/166,813	US Prov.	Cross-Commission for Cross-Promotional Products and Services

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. Commissions are paid to users and Vendors of products may engage in cross-promotional campaigns wherein two or more products are tied together. Users of the system may then be awarded bonuses for causing another user, directly or indirectly, to purchase two or more of the tied products.

63/166,817	US Prov.	Enterprise Multi-Level Marketing

Users of a multi-level marketing system that purchased a product marketed by another user can market a product and become sellers of the product. The system allows for multiple parties to be tied to the same item via separate codes, which allows each party to craft its discount and compensation system and allows users to partake in both. The system also allows for events in which the discount and/or compensation systems on products are modified temporarily.

Government Regulation

As with any company operating on the internet, we are subject to a growing number of local, national, and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently changing. Compliance is costly and can require changes to our business practices and significant amounts of management time and focus. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, federal and state laws in the United States, and other national laws govern the processing of payments, consumer protection, and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. Laws of defamation apply online and vary by country. The growing focus on data privacy and regulation of e-commerce worldwide could impose additional compliance burdens and costs on us or on sellers and could subject us to significant operational costs for internal compliance and risk to our business. In addition, some of these requirements may introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and future outlook. Additionally, in the event that we ever operate internationally, we will need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. See “Risk Factors—Regulatory, Compliance, and Legal Risks.”

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

We are a developing company any only recently started generating revenue.

We are not an established company. We have only recently started to obtain revenue from license fees and platform operations. Prior to that, our activities were substantially limited to development activities. Even though we have designed our platform, done much of the development and intellectual property protection work, we have not yet broadly rolled out our services into the market.

Our balance sheet is weak, and we lack liquidity

Our balance sheet is weak. There is no guarantee that we can obtain the funding needed for our operations and for acquisitions on acceptable terms, if at all, and neither our directors, officers, nor any third-party is obligated to provide any financing. A failure to pay our expenses when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during any of our years of operation. We face many risks that could prevent us from achieving profits in future years as well. We cannot assure you that we will be profitable in the future. There can be no assurance that any business that we develop, or acquisition we make, will be profitable. A failure to achieve profitability could materially adversely affect our Company and the trading price of our common stock.

Our common stock lacks a meaningful public market

At present no active market exists for our common stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. An owner of our common stock may, therefore, be unable to sell our common stock should he or she desire to do so. Or, if an owner of our common stock decides to sell our common stock, such sales could drive the price of our common stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

Our common stock may never be listed on a national exchange

Our common stock may never meet the listing requirements of a national exchange. You should not assume that an effort to list our common stock would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers.

Our common stock may be considered a “penny stock” and may be difficult to trade

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of investors to sell our common stock and may materially adversely affect our business and the trading price of our common stock. For example, many brokers refuse to clear or trade in penny stocks. As part of a settlement with the SEC in September 2019, COR Clearing, a large clearing firm in the U.S., agreed to exit a key penny stock clearing business by significantly limiting the sale of penny stocks deposited at COR.

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock and may adversely affect an investor’s ability to trade a significant amount of our common stock. This lack of institutional or analyst support could materially adversely affect our Company and the trading price of our common stock.

The public float of our common stock is small

The public float of our common stock is small, which may limit the ability of some institutions to invest in our common stock. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price could materially adversely affect our Company and the trading price of our common stock.

We have only recently commenced generating revenue. It may be difficult to predict our financial performance because our quarterly operating results may fluctuate

We have only recently commenced generating revenue. Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, some of which may be beyond our control. Factors that may affect our quarterly operating results, especially if our revenues increase, may include, but are not limited to, the following:  (1) fluctuations in customer demand for our products and services; (2) the timing and nature of future sales transactions and the accounting treatment with respect to customer contracts; (3) the timing and nature of future capital raises and acquisitions;  (4) the introduction of (new) products or services and the market responses to those introductions;  (5) customer budgetary pressures and the timing of availability of funding for purchases, or delays in processing or making payments for products or services that have been delivered; (6) changes in pricing policies or service offerings;  (7) changes in the level of administrative costs, sales, marketing and other operating expenses to support future growth; (8) fluctuations in the cost of marketing and advertising; (9) competitive factors; (10) fluctuations in our common stock price which may impact the amount of stock-based compensation expense we are required to record; (11) possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets; (12) the timing and amount of expenses associated with future litigation or restructuring activities; (13) new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; (14) deterioration in the credit quality of our accounts receivable; (15) disputes or disagreements with our customers; (16) changes in our customers’ strategies, budgets or priorities for developing, acquiring, deploying, or evaluating software or other technology; (17) new software or other technologies; (18) changes in laws, rules and regulations; (19) changes in our effective income tax rate; (20) costs related to the development or acquisition of software, other technology, or businesses; (21) increases in the costs of software licenses or other intellectual property-related costs; and (22) general economic conditions.

Consequently, period-to-period comparisons of our results of operations will not necessarily be meaningful, and you should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of acquisition candidates, of research analysts (if any), of investors, or of our own forecasts in some future periods, which may have a material adverse effect on our Company and the trading price of our common stock.

We are adversely affected by the difficult economy and by turmoil in the financial markets

Businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, declining demand for our products or our clients’ products, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as to our acquisition strategies, the capital and credit markets have been experiencing, and continue to experience volatility and disruption. Current national and global financial and business conditions have been very difficult, and numerous financial institutions and businesses either have gone into bankruptcy or have had to be rescued by governmental authorities. Access to financing has been negatively impacted by both sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. Credit remains tight. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. These factors could materially adversely affect our Company and the trading price of our common stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital both for organic growth and for acquisitions. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

We cannot assure you that we will be able to raise the needed capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our Company and the trading price of our common stock.

Our common stock is expected to be subject to significant dilution as a result of fund raising and issuance of employee, director and consultant incentive shares

We intend to raise money and incentivize employees, directors and consultants by issuing shares of our common stock.  We are likely to issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of shares, options and/or warrants to our officers and directors. Such transactions may significantly increase the number of outstanding shares of our common stock and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. If millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly.  All of the foregoing stock issuance and resulting dilution of investor shares could have a material adverse and downward effect on our Company and the trading price of our common stock.

Raising capital by selling our common stock is difficult to accomplish

Selling equity can be difficult to accomplish for companies that are not traded on national exchanges such as Nasdaq or New York Stock Exchange, in particular in the development stage. Our common stock is only traded on the over the counter “OTC” market. This difficulty caused by our OTC market status may make future acquisitions either unlikely or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by selling our common stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay broker and other fees equal to 7%-10%, or more, of the gross sales proceeds, raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make raising capital by selling equity securities significantly more expensive and could materially adversely affect the trading price of our common stock.

Debt financing is difficult to obtain

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi-equity accommodations. These risks could materially adversely affect our Company and the trading price of our common stock.

Our financing decisions may be made without Stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions, and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our Stockholders. This could materially adversely affect our Company and the trading price of our common stock.

We lack investor relations, public relations, and advertising resources

We lack the resources to properly support investor relations, public relations, and advertising efforts. This puts us at a disadvantage with potential acquisition candidates, investors, research analysts, customers, and job applicants. These disadvantages could materially adversely affect our Company and the trading price of our common stock.

Sales of our common stock could cause the trading price of our common stock to fall

Sellers of our common stock might include our existing stockholders who have held our common stock for years and may seek to simultaneously sell their shares of our common stock. Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock could occur, could adversely affect the trading price of our common stock.

An increase in interest rates may have an adverse effect on the trading price of our Stock

An increase in market interest rates may tend to make our common stock less attractive relative to other investments, which could adversely affect the trading price of our common stock.

Increases in taxes and regulatory compliance costs may reduce our revenue

Costs resulting from changes in or new income taxes, value-added taxes, service taxes, or other taxes, may not be able to be passed along to clients and consequently may adversely affect our margins. This could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business, our clients’ businesses, and the trading price of our common stock.

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Fred W. Cooper owns 66,282,323 shares of our post-reverse split stock which constitutes 58.87% of our outstanding stock. As a result, Fred W. Cooper has substantial influence over our policies and management and at this time has practical, if not actual, control over the company. We may take actions supported by Fred W. Cooper that may not be viewed by some stockholders to be in our best interest, or Fred W. Cooper could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock. Mr. Cooper also is a significant stockholder and is a director of NewAge, our primary customer.

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and chief executive officer. Some of our directors are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or chief executive officer. Attracting and retaining our directors and officers may be expensive and may require that we enter into long-term employment agreements, issue stock options, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our Company and the trading price of our common stock.

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our chief executive officer and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our chief executive officer and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. We may also agree to indemnify former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for the operations or for distribution to our investors, which could materially adversely affect our Company and the trading price of our common stock.

We do not expect to pay dividends

For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to the holders of our common stock, which may have a material adverse effect on our Company and the trading price of our common stock.

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation trading on the OTC Markets, our costs of being a publicly traded company have been relatively limited. However, if and when we expand our operations, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, are likely to increase significantly. We expect these additional costs to continue. We will eventually need to hire a qualified full-time Chief Financial Officer, as well as additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase to at least $200,000 per year.

RISK FACTORS RELATING TO THE ONLINE SALES AND NETWORK BUSINESS

The COVID-19 pandemic is unprecedented and has impacted, and may continue to impact, key metrics, and results of operations in numerous ways that remain volatile and unpredictable.

The impact of the ongoing COVID-19 pandemic is severe and widespread. The pandemic and related government and private sector responsive actions have affected the broader economies and financial markets, triggering an economic downturn, which has at points adversely affected, and could again adversely affect demand for products sold in our marketplaces. It is impossible to predict all effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve, not the least of which is due to variance, such as the so-called “delta” or “mu” variants. The COVID-19 pandemic has disrupted the global supply chain and the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures and movement restrictions, may interfere with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut down, our Revenue could be negatively impacted. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores. Additionally, our sales may decline if pent-up demand for other discretionary spending replaces demand for online shopping.

As a result of the COVID-19 pandemic, our employees may desire to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working for employees, vendors or contractors may also result in increased consumer privacy, IT security, and fraud concerns. Further, as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party service providers’ employees become ill despite the availability of vaccines and are unable to perform their duties. This may impact our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers.

Our results of operations may be materially affected by adverse conditions in the capital markets and the economy generally, both in the United States and internationally. Uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories, and demand for products available in our marketplaces may be reduced. Our results of operations have also been positively impacted by several trends related to the COVID-19 pandemic, including the shift from offline to online shopping, fast moving dynamics in the e-commerce space, retail business closures, stimulus checks, and emerging categories such as face masks. It is also difficult to predict how our business might be impacted by changing consumer spending patterns when the pandemic abates. Factors that could affect consumers’ willingness to make discretionary purchases include, among others: levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions, and stimulus checks. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and we could experience lower than expected revenue and net income.

The uncertainty around the duration of business disruptions and the timing of vaccine rollouts, herd immunity, variants, the imposition and the lifting of shelter in place restrictions in the United States and other areas of the world will likely continue to adversely impact the national and/or global economy and negatively impact consumer discretionary spending, even in the e-commerce space, which experienced growth during the pandemic. The full extent of COVID-19’s impact on our operations, key metrics, and expected financial performance depends on future developments that are uncertain and unpredictable, including the timing of vaccine rollouts and herd immunity, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

If we experience a technology disruption or failure that results in a loss of information, if personal data or sensitive information about members of our community or employees is misused or disclosed, or if we or our third-party providers are unable to protect against software and hardware vulnerabilities, service interruptions, cyber incidents, ransomware, security incidents, or security breaches, then members of our community may curtail use of our platform, we may be exposed to liability or incur additional expenses, and our reputation could suffer.

Like all online services, we are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents. Any of these occurrences could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personal or financial information of our members or employees. As we grow our business, expand internationally, and gain greater public visibility, we may face a higher risk of being targeted by cyber-attacks. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, including security testing, encryption of sensitive information, and authentication technology, we cannot assure you that such measures will be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists.

In addition, in the future we may experience security breaches because of non-technical issues, including intentional, inadvertent, or social engineering breaches occurring through our employees or employees of our third-party service providers. In addition, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, member or employee data may be improperly accessed, used, or disclosed.

Our security and access controls for our systems may not be adequate, which may heighten the risk of a cyber-attack or security breach. Among other things, our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, employees or service providers may inadvertently misconfigure resources or misdirect certain communications in manners that may lead to security incidents on which we must then expend effort and expenses to correct.

Due to the COVID-19 pandemic, as businesses move to online remote infrastructure for core work, we and our affiliates and sellers may be more vulnerable to cyber-attacks. Cyber-attacks could also result in the theft of our intellectual property or user data.

A successful cyber-attack could occur and persist for an extended period of time before being detected. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, because any investigation of a cybersecurity incident would be inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating the incident may not be immediately clear. It may take a significant amount of time before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, members of our community, and other stakeholders may be inaccurate, any or all of which could further increase the costs and consequences of a cybersecurity incident. Applicable rules regarding how to respond, notice to users and reporting to regulators vary by jurisdiction, and may subject KwikClick to additional liability and reputational harm.

Our production systems are expected to increasingly rely on internal technology, along with cloud services and software provided by our third-party service providers. In the event of a cyber-incident, even partial unavailability of our production systems could impair our ability to serve our customers, manage transactions, or operate our marketplaces. We intend to implement disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-incidents if not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

The costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

Cyber-attacks aimed at disrupting our and our third-party service providers’ services have occurred regularly in the past, and we expect they will continue to occur in the future. If we or our third-party service providers experience security breaches that result in marketplace performance or availability problems or the loss, compromise, or unauthorized disclosure of personal data or other sensitive information, or if we fail to respond appropriately to any security breaches that we may experience, people may become unwilling to provide us the information necessary to set up an account with us. Existing sellers and buyers may stop listing new items for sale, decrease their purchases, or close their accounts altogether. We could also face damage to our reputation, potential liability, regulatory investigations in multiple jurisdictions, and costly remediation efforts and litigation, which may not be adequately covered by insurance. Any of these results could harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces.

We must rely on the security practices of third-party service providers, which may be outside of our direct control. Additionally, some of our likely third-party service providers, such as identity verification and payment processing providers, regularly have access to payment card information and other confidential and sensitive member data. We may have contractual and regulatory obligations to supervise the security and privacy practices of our third-party service providers. Despite our best efforts, if these third parties fail to adhere to adequate security practices or experience a cyber-attack such as a breach of their networks, our members’ data may be improperly accessed, used, or disclosed. More generally, our third-party service providers may not have adequate security and privacy controls, may not properly exercise their compliance, regulatory or notification requirements, including as to personal data, or may not have the resources to properly respond to an incident. Many of our service providers have moved to a remote work environment and may, as a result, be more vulnerable to cyber-attacks.

Our software may contain undetected errors.

The software underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Due to the interconnected nature of the software underlying our platform, updates to parts of our code, third-party code, and APIs, on which we rely and that maintain the functionality of our marketplaces and business, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the user experience and functionality of our marketplaces. In some cases, such as our mobile apps, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and user delay in updating their mobile apps. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of our community members, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

Our business, financial performance and growth depends on our ability to attract and retain an active and engaged community of buyers and sellers.

Our financial performance will be significantly determined by our success in attracting and retaining active buyers and active sellers. For example, our revenue is expected to be driven by the number of active buyers and buyer engagement, as well as the number of active sellers and seller engagement. If we are not successful in encouraging buyers to return to us and purchase items in our marketplaces more frequently and sellers to list items for sale and use our services, our financial performance may be negatively impacted.

Our revenue is expected to be concentrated in our most active buyers and sellers. If we are unable to attract and retain buyers and sellers who contribute to an active community, our business, financial performance, and growth could be harmed. The demand for the goods listed in our marketplaces is dependent on consumer preferences which can change quickly and may differ across generations and cultures, or due to other macro events. If demand for the goods that our sellers offer declines, we may not be able to attract and retain our buyers and our business could be harmed. If buyers do not find our platform appealing, whether because of a negative experience, lack of competitive shipping costs, delayed shipping times, inadequate customer service, lack of buyer-friendly features, declining interest in the nature of the goods offered by our sellers, or other factors, they may make fewer purchases and they may stop referring others to us. Likewise, if sellers are dissatisfied with their experience on our platform, or feel they have more attractive alternatives, they may stop listing items in our marketplaces and using our services and may stop referring others to us. Under any of these circumstances, we may have difficulty attracting new buyers and sellers without incurring additional expense.

Our business is expected to depend on third-party services and technology which we may utilize to maintain and scale the technology underlying our platform and our business operations.

Our business operations are expected to be dependent upon a number of third-party service providers, such as cloud service providers, marketing platforms and providers, and payments and shipping providers. Any disruption in their services, any failure on their part to deliver their services in accordance with our scale and expectations, or any failure on our part to maintain appropriate oversight on these third-party providers during the course of our engagement with them, could significantly harm our business.

We expect to be unable to exercise significant oversight over some of these providers, which will increase our vulnerability to their financial conditions and to problems with the services they provide, such as technical failures, deprecation of key services, privacy or security concerns. Our efforts to update our infrastructure or supply chain may not be successful as we may not sufficiently distribute our risk across providers or geographies or our efforts to do so may take longer than anticipated. If we experience failures in our technology infrastructure or supply chain or do not expand our technology infrastructure or supply chain successfully, then our ability to run our software and platform could be significantly impacted, which could harm our business.

Our business is expected to depend on continued and unimpeded access to third-party services, platforms and infrastructure that we rely upon to maintain and scale our platform.

Our sellers and buyers will rely on access to the internet or mobile networks to access our marketplaces. Internet service providers may choose to disrupt or degrade access to our platform or increase the cost of such access. Mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps.

Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In addition, we could face discriminatory or anticompetitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business.

Outside of the United States, it is possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.

In addition, our sellers rely on continued and unimpeded access to postal services and shipping carriers to deliver their goods reliably and timely to buyers. As a result of the COVID-19 pandemic and other factors, our sellers have experienced increased delays in delivery of their goods. If these shipping delays continue or worsen, or if shipping rates increase significantly, our sellers may have increased costs, and/or our buyers may have a poor purchasing experience and may lose trust in our marketplaces, which could negatively impact our business, financial performance, and growth.

We may be unable to adequately protect our intellectual property.

Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark, and patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We intend to rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged and may be of limited territorial reach. While we have applied for patent protection with respect to some of our intellectual property, patent filings may not be adequate alone to protect our intellectual property. From time to time, we acquire intellectual property from third parties, but these acquired assets, like our internally developed intellectual property, may be held invalid, be unenforceable, or may otherwise not be effective in protecting our platform. We rely on trade secret protection for parts of our technology and intellectual property. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.

In addition, we may not be effective in policing unauthorized use of our intellectual property and authorized uses may not have the intended effect. Even if we do detect violations, we may need to engage in litigation or licensing to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. The legal framework surrounding protection of intellectual property changes frequently throughout the world, particularly as to technologies used in e-commerce, and these changes may impact our ability to protect our intellectual property and defend against third-party claims. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.

STRATEGIC RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our first significant customer base is expected to be through NewAge, Inc., a network marketing company which is subject to extensive regulation and scrutiny and any failure by NewAge to comply with these regulations could materially harm our business, financial condition, and operating results.

We have recently entered into the SL Agreement with NewAge making it a potentially significant, if not primary, source of revenue to us. NewAge is a network marketing company. NewAge’s program, like the compensation practices of other direct-selling organizations, is subject to a number of federal, state, and foreign regulations administered by the FTC and other federal, state, and foreign agencies. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, sometimes referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on genuine demands and sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. For example, in certain foreign countries, compensation to distributors in the direct-selling industry may be limited to a certain percentage of sales.

The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. Regulatory authorities also periodically review legislative and regulatory policies and initiatives and may promulgate new or revised regulations. For example, in 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require NewAge to change or cease aspects of its network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our company and our business. Allegations regarding the legality of network marketing programs have been raised against many companies in the past, which has often led to intense public scrutiny of the companies and the industry in general. The failure of NewAge’s network marketing program to comply with current or newly adopted laws, rules, and regulations, or any allegations or charges to that effect brought by federal, state, or foreign regulators, could have a material adverse impact NewAge’s business and in turn our business.

We face intense competition and may not be able to compete effectively.

Operating e-commerce related platforms or marketplaces is highly competitive, and we expect competition to increase in the future. To be successful, we need to attract and retain sellers and buyers. As a result, we face competition from a wide range of online and offline competitors.

We compete for sellers with marketplaces, retailers and companies that sell software and services to small businesses. For example, in addition to listing their goods for sale on KwikClick, KwikClick sellers can list their goods with other online retailers, such as Etsy, Amazon, eBay, Google, or Alibaba, or sell their goods through local consignment and vintage stores and other venues or marketplaces, including through commerce channels on social networks like Facebook, Instagram, and TikTok. They may also sell wholesale directly to traditional retailers, including large national retailers, who discover their goods in our marketplaces or otherwise.

We also compete with companies that sell software and services to small businesses, enabling a seller to sell from their own website or otherwise run their business independently of our platform, or enable them to sell through multiple channels, such as BigCommerce, Wix, and Shopify.

We compete to attract, engage, and retain sellers based on many factors, including:

•the value of our brand and its awareness.

•effectiveness of our marketing.

•the intended global scale of our marketplaces and the breadth of our online presence.

•our intended tools, education, and services, which support a seller in running their business.

•the number and engagement of buyers.

•our policies and fees.

•the ability of a seller to scale their business; and

•the strength of our seller and buyer community

In addition, we compete with retailers for the attention of buyers. A buyer has the choice of shopping with any online or offline retailer, including large e-commerce marketplaces, such as Etsy, Amazon, eBay, or Alibaba, national retail chains, such as Walmart, or Target, social commerce channels like Instagram or Facebook, event-driven platforms and vertical experiences like Zola and Wayfair, resale commerce and streaming video commerce sites and apps, and other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our sellers to match. As pandemic-related restrictions on movement ease, competition may intensify as buyers return to traditional brick and mortar retail stores.

We compete to attract, engage, and retain buyers based on many factors, including:

•the breadth and quality of items that sellers list in our marketplaces.

•the value of our platform, its trust and awareness.

•the person-to-person commerce experience.

•customer service.

•our reputation for trustworthiness.

•the effectiveness of our mobile apps.

•ease of payment; and

•the availability and reliability of our platform.

Many of our competitors and potential competitors have longer operating histories, greater resources, better name recognition, or more customers than we do. They may invest more to develop and promote their services than we do, and they may offer lower fees to sellers than we do. Large, widely adopted platforms may benefit from significant user bases, access to user or industry-wide data, the ability to unilaterally set policies and standards, and control over complementary services such as fulfillment, advertising or on-platform apps or e-commerce transactions. To the extent KwikClick and our sellers may rely on these competitors’ services, they may unintentionally reduce our ability to service our users, or intentionally seek to disintermediate the KwikClick platform.

We believe that it is, and that it should continue to be, relatively easy for new businesses to create online commerce offerings or tools or services that enable entrepreneurship. However, as the technology space is increasingly subject to regulation, there is a risk that legislation, and regulatory or competition inquiries, even if focused on large, widely adopted platforms, may inadvertently impede smaller platforms and small businesses, including us and our sellers. For example, legislation and inquiries may result in obligations with which only large platforms are situated to comply. If legislation or inquiries, even if focused on other entities, requires us to expend significant resources in response or results in the imposition of new obligations, our business and results of operations could be adversely affected.

Local companies or more established companies based in markets where we operate outside of the United States may also have a better understanding of local customs, providing them a competitive advantage. If we are unable to compete successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business and results of operations could be adversely affected.

If the widely adopted mobile, social, search, and/or advertising solutions that we, our sellers and our buyers rely on as part of our key offering are no longer available or effective, or if access to these major platforms is limited, the use of our marketplaces could decline.

Our business model is dependent on widely adopted third-party platforms to reach our customers, such as popular mobile, social, search and advertising offerings. If we are not able to deliver a rewarding experience on these platforms, or if our or our sellers’ access to these platforms is limited, or if these large platforms implement features that compete with us or our sellers, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. In addition, we may not be able to deliver a rewarding experience, we may have limited access to, or we may be unable to invest significant time and resources towards, integration with and offering our services through new or updated devices, operating system versions, and social networks. If our solutions and integrations are ineffective or unavailable, then our products and marketing efforts may suffer, and our sellers’ ability to manage and scale their business may be harmed. As a consequence, our sellers may choose to sell elsewhere, and our business may suffer.

The success of our marketplaces could also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:

•policy changes that interfere with, add tolls to, or otherwise limit our ability to provide users with a full experience of our platform, such as for our mobile apps or social network presence.

•unfavorable treatment received by our platform, especially as compared to competing platforms, such as the placement of our mobile apps in a mobile app download store.

•increased costs to distribute or use our platform via mobile apps, social networks, or established search and advertising systems.

•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.

•changes to social networks that degrade the e-commerce functionality, features or marketing of us or our sellers’ shops and products; or

•implementation and interpretation of regulatory or industry standards by these widely adopted platforms that, as a side effect, degrade the e-commerce functionality, features or marketing of us or our sellers’ shops and products.

If sellers and buyers encounter difficulty accessing or using our marketplaces through these widely adopted access providers, our business, financial performance, and growth may be adversely affected.

Our marketing efforts to help grow our business may not be effective.

Maintaining and promoting awareness of our marketplaces and services is important to our ability to attract and retain sellers and buyers. One of the key parts of our strategy for the KwikClick marketplace is to bring more new buyers to the marketplace and create more habitual buyers by inspiring more frequent purchases across multiple categories and purchase occasions. We continue to conceptualize and develop our marketing strategies, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.

Our marketing efforts are expected to include search engine optimization, search engine marketing, social media, mobile push notifications, and email marketing. If we fail to scale and deliver an effective return on investment in any of these marketing efforts, it may harm our business.

We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search or make other changes to the way results are displayed, which can negatively affect the placement of links to our marketplaces and reduce the number of visits or otherwise negatively impact our marketing efforts.

We intend to attract customers via visits from social media platforms such as Facebook, Instagram, and Pinterest. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for our sellers) and revenue. KwikClick-provided controls for users to limit third-party advertising features, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems, may impact the effectiveness of our marketing efforts because we may reach a smaller audience, fail to bring more buyers, or fail to increase frequency of visits to our platform. In addition, ongoing legal and regulatory changes in the data privacy sphere, such as the E.U. General Data Protection Regulation (“GDPR”) the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act of 2020 (“CPRA”), may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platform.

We also may seek visits to our platform through email marketing. If we are unable to successfully deliver emails to our sellers and buyers, if our email subscription tools do not function correctly, or if our sellers and buyers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. As e-commerce, search, and social networking, as well as related regulatory regimes, evolve, we must continue to evolve our marketing tactics and technology accordingly and, if we are unable to do so, our business could be adversely affected.

Some providers of consumer devices, mobile or desktop operating systems, and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have, and may continue to, modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platform. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain our sellers and buyers on cost-effective terms. As a result, our business and results of operations could be adversely affected.

Enforcement of our marketplace policies may negatively impact our brand, reputation, and/or our financial performance.

We intend to develop, maintain and enforce policies that outline expectations for users while they engage with our services, whether as a seller, a buyer or a third-party. Additionally, we intend to prohibit a range of items on our marketplaces, including (but not limited to): drugs, alcohol, tobacco, weapons, endangered animal products, hazardous materials, recalled items, highly regulated items, items violating intellectual property rights of others, illegal products, pornography, items from federally sanctioned jurisdictions, hateful content, and items that promote or glorify violence.

We intend to enforce these policies in order to uphold the safety and integrity of our marketplaces, engender trust in the use of our services, and encourage positive connections among members of the community. We intend to attempt to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, policy enforcement is a combination of human and technological review. As a result, there could be errors, it could be subject to different or inconsistent regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. This could lead to negative public perception of our enforcement, distrust from members, or lack of confidence in the use of our services and could negatively impact our brand reputation. In particular, certain enforcement decisions, even those we deem necessary for the health and safety of our marketplaces, may be received negatively by stakeholders or the public. We may choose to limit or prohibit the sale of items in our marketplaces based on our policies, even though we could benefit financially from the sale of those items. From time to time, we may revise our policies in ways that we believe will enhance trust in our platform, even though the changes may be perceived unfavorably.

REGULATORY, COMPLIANCE, AND LEGAL RISKS

Failure to deal effectively with constantly evolving fraud or other illegal activity could harm our business.

We intend to adopt policies and procedures that are intended to ensure compliance with law, including, for example anti-corruption, anti-money laundering, export control, and trade sanctions requirements, and we have measures in place to detect and limit the occurrence of fraudulent and other illegal activity in our marketplaces, however, those policies, procedures, and measures may not always be effective. Further, the measures that we use to detect and limit the occurrence of fraudulent and other illegal activity must be dynamic and require significant investment and resources, particularly as our marketplaces increase in public visibility and size. Bad actors constantly apply continually evolving technologies and ways to commit fraud and other illegal activity, and regulations requiring marketplaces to detect and limit these activities are increasing. Our measures may not always keep up with these changes. If we fail to limit the impact of illegal activity in our marketplaces, we could be subject to penalties, fines, other enforcement actions and/or significant expenses and our business, reputation, financial performance, and growth could be adversely affected.

We rely upon third-party service providers to perform certain compliance services. If we or our service providers do not perform adequately, our compliance tools may not be effective, which could increase our expenses, lead to potential legal liability, and negatively impact our business.

Our brand may be harmed if third parties or members of our community use or attempt to use KwikClick as part of their illegal or unethical business practices.

Our emphasis on our mission and guiding principles makes our reputation particularly sensitive to allegations of illegal or unethical business practices by our sellers or other members of our community. We want our seller policies to promote legal and ethical business practices. KwikClick expects sellers to work only with manufacturers who comply with all applicable laws, who do not use child or involuntary labor, who do not discriminate, and who promote sustainability and humane working conditions. Although we seek to influence, we do not directly control our sellers, vendors, or other members of our community or their business practices and cannot ensure that they comply with our policies. If members of our community engage in illegal or unethical business practices, or are perceived to do so, we may receive negative publicity and our reputation may be harmed.

We may be subject to claims that items listed by sellers in our marketplace are counterfeit, infringing, illegal, harmful or otherwise violate our policies.

Items listed in our marketplaces may be accused of infringing upon third-party copyrights, trademarks, patents, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our marketplaces, along with both proactive and reactive anti-counterfeiting measures that we intend to use and continue to develop. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our marketplaces and, in certain cases, closing the shops of sellers who violate our policies.

Our procedures may not effectively reduce or eliminate our liability. Our tools and procedures may be subject to error or enforcement failures and may not be adequately staffed, and we may be subject to an increasing number of erroneous or fraudulent demands to remove content. In addition, we may be subject to civil or criminal liability for activities carried out by sellers on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States.

Under current U.S. copyright laws such as the Digital Millennium Copyright Act § 512 et. seq., we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by sellers and buyers, and we rely upon user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230), that limits most non-intellectual property law claims against KwikClick based upon content posted by users on our platform. However, trademark and patent laws do not include similar statutory provisions, and limits on platform liability for these forms of intellectual property are primarily based upon court decisions. Similarly, laws related to product liability vary by jurisdiction, and the liability of marketplace platforms for products and services of sellers, while traditionally limited, is subject to increasing debate in courts, legislatures, and with regulators. These safe harbors and court rulings, including analogous ones in other state and international jurisdictions, may change unfavorably. Moreover, changes focused on actions by very large platforms that perform retailer-like functions may directly or indirectly also impact us, our sellers, buyers and vendors.

Proposed laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as a platform for user activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our sellers, including potentially for their conduct over which we have no control or influence.

Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit, harmful or unlawful goods or if legal changes result in us potentially being liable for actions by sellers on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our platform less user-friendly. These claims, or legal and regulatory changes, could require the removal of non-infringing, lawful or completely unrelated content, which could negatively impact our business and our ability to retain sellers. Moreover, public perception that unlicensed, counterfeit, harmful or unlawful items are commonly offered by sellers in our marketplaces, even if factually incorrect, could result in negative publicity and damage to our reputation.

We may be involved in litigation and regulatory matters that are expensive and time consuming and that may require changes to our strategy, the features of our platform and/or how our business operates.

In addition to intellectual property claims, we may become involved in other litigation matters, including consumer protection, product liability, security and privacy, commercial, or shareholder derivative lawsuits, either individually or, where available, on a class-action basis. We may become subject to heightened regulatory scrutiny, inquiries, or investigations, including with respect to our sellers, vendors or third parties, relating to broad, industry-wide concerns, such as antitrust, product liability, and privacy, that could lead to increased expenses or reputational damage. For example, while we have stated on our platform that items offered by sellers on KwikClick, such as masks and hand sanitizers, are not medical-grade, and that our sellers cannot make substantive medical or health claims, we may nevertheless be subject to claims based in whole or in part on the actions of sellers in violation of that directive.

Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors, officers, and underwriters. Any lawsuit or regulatory action to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits or regulatory actions, even if non-meritorious, on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

We will attempt to limit certain claims against us under our Terms of Use, including through requirements for arbitration, limits on class actions, limitations of liability, venue selection, and indemnification requirements. These requirements may be subject to differing interpretations and legal frameworks in different U.S. federal, state, and foreign jurisdictions or courts, and may have reduced or no enforceability in some jurisdictions. If these claim limitations are unavailable to us, it could significantly increase our costs, require significant resources across multiple jurisdictions, result in complex or inconsistent decisions, and subject us to forum shopping by third parties seeking jurisdictions amenable to their claims.

Actions brought against us may result in lawsuits, enforcement actions, injunctions, settlements, damages, fines, or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Although we establish accruals for our litigation and regulatory matters in accordance with applicable accounting guidance when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable, there may be a material exposure to loss in excess of any amounts accrued, or in excess of any loss contingencies disclosed as reasonably possible. Such loss contingencies may not be probable and reasonably estimable until the proceedings have progressed significantly, which could take several years and occur close to resolution of the matter.

Expanding and evolving regulations in the areas of privacy and user data protection could create technological, economic and complex cross-border business impediments to our business and those of our sellers.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential information and other potentially protected information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes.

Data protection has become a significant issue in the United States, countries in the European Union, and in many other countries in which we operate. In addition to the actual and potential changes in law described elsewhere in these Risk Factors, global developments in privacy and data security regulations are changing some of the ways we, our sellers, our vendors and other third parties collect, use, and share personal information and other proprietary or confidential information. Compliance with these changing regulations have necessitated some specific product changes for our non-U.S. activities and required additional compliance obligations for us and for our relationships with sellers, vendors, and other third parties.

In the European Union, the GDPR contains strict requirements for processing the personally identifiable information of individuals residing in the European Economic Area (“EEA”), Switzerland and (in a form frozen as of December 31, 2020 and as further separately domestically amended), the United Kingdom. The GDPR seeks to harmonize the data protection regulations throughout these jurisdictions. The regulation contains numerous requirements and changes from previous E.U. law, including more robust obligations on data processors, greater rights for data subjects (requiring potentially significant changes to both our technology and operations), security and accountability obligations, and significantly heavier documentation and record-keeping requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the European Union, including greater control over personal data by data subjects (e.g., the “right to be forgotten”), increased data portability, access, and redress rights for E.U. consumers, data breach notification requirements, increased rules for online and email marketing, compliance requirements related to our sellers, vendors and third parties, and stronger regulatory enforcement regimes. The GDPR is subject to changing interpretations due to decisions of data protection authorities, courts, and related legislative efforts both E.U.-wide and in particular jurisdictions. The GDPR requirements apply to some third-party transactions (such as commercial contracts with partners and vendors) and to transfers of information between us and our subsidiaries, including user and employee information. GDPR requirements may also apply, depending on interpretation of its reach, to some users in our worldwide community of sellers. We may experience difficulty retaining or obtaining new E.U. sellers, or current and new sellers may limit their selling into the European Union, due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for them in respect of their own compliance obligations with respect to GDPR. In addition, although our sellers are independent businesses, it is possible that a privacy authority could deem us jointly and severally liable for actions of our sellers or vendors, which would increase our potential liability exposure and costs of compliance, which could negatively impact our business. We could face potential liability, regulatory investigation, and costly litigation, which may not be adequately covered by insurance.

In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s CCPA (effective January 1, 2020) and CPRA (effective January 1, 2023), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA introduce new requirements regarding the handling of personal information of California consumers and households, including compliance and record keeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale of their personal information and provides a private right of action and statutory damages for data breaches.

Other jurisdictions in the United States are beginning to expand existing regulations or propose laws similar to the CCPA. If more stringent privacy legislation arises in the United States, it could increase our potential liability and adversely affect our business, results of operations, and financial condition. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past year, for example, Brazil recently enacted the General Data Protection Law, New Zealand recently enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.

GDPR, CCPA, and similar laws coming into effect in other jurisdictions may continue to change the data protection landscape globally, may be potentially inconsistent or incompatible, and could result in potentially significant operational costs for internal compliance and risk to our business. Some of these requirements may introduce friction into the buying and selling experience on our platform and may impact the scope and effectiveness of our marketing efforts, which could negatively impact our business and outlook. Beyond GDPR and CCPA/CPRA, individual jurisdictions continue to pass laws related to data protection, such as data privacy and data breach notification, resulting in a diverse set of requirements across states, countries, and regions. Non-compliance with these laws could result in proceedings against us by one or more data protection authorities, other public authorities, third parties, or individuals. Under GDPR alone, noncompliance could result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. We may not be entirely successful in our compliance efforts due to various factors either within our control (such as limited internal resource allocation) or outside our control (such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR requirements).

In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland may similarly be deemed insufficient. While KwikClick did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”) continuing changes to the rules related to cross-border transfers may nonetheless impede KwikClick and Reverb’s ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. Another recent decision and related European Commission guidance and updates to the SCCs may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. For example, transfers with the United Kingdom might be deemed inadequate after its departure from the European Union and European Economic Area and require substantial expense and resources to comply with based upon adequacy mechanisms such as SCCs. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platform because of difficulty of establishing a lawful basis for personal information transfers out of Europe.

Although we will endeavor to comply with our policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, such as if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state, and federal action under both data protection and consumer protection laws. We are or may also be subject to the terms of our own and third-party external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations.

Our sellers and vendors may be subject to similar privacy requirements, which may significantly increase costs and resources dedicated to their compliance with such requirements. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches related to us or, in some cases, our third-party service providers. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain stakeholders may require us to notify them in the event of such a security breach. Such mandatory disclosures, even if only related to actions of a third-party vendor, are costly, could lead to negative publicity, may cause our community members to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and may cause us to breach customer contracts. Our contracts, our representations, or industry standards, may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our community members, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action, or our community members could end their relationships with us. There can be no assurance that any indemnifications, limitations of liability or other remedies in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, is of a type not subject to insurance, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.

The application of indirect taxes, such as sales and use tax, value-added tax, provincial tax, goods and services tax, business tax, withholding tax, digital service tax, gross receipt tax, and tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases, it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain any obligations that may apply to us related to our sellers’ businesses, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold in our marketplace are unique or handmade. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.

Various jurisdictions (including the U.S. states and E.U. member states) are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with KwikClick sellers’ businesses, could be harmed. For example, taxing authorities in many U.S. states and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. Such changes to current law or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business and KwikClick sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive. Additionally, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to provide information about our buyers, sellers, and other third parties for tax reporting purposes to various authorities. In some cases, we also may not have sufficient notice to enable us to build solutions and adopt processes to properly comply with new reporting or collection obligations by the applicable effective date.

Our business is subject to a large number of U.S. and non-U.S. laws, many of which are evolving.

We are subject to a variety of laws and regulations in the United States and around the world, including those relating to traditional businesses, such as employment laws and taxation, and laws and regulations focused on e-commerce and online marketplaces, such as online payments, privacy, anti-spam, data security and protection, online platform liability, intellectual property, product liability, and consumer protection. In the event that we commence international operations, we will also need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption, and export control laws. In some cases, non-U.S. privacy, data security, consumer protection, e-commerce, and other laws and regulations are more detailed or comprehensive than those in the United States and, in some countries, are actively enforced.

These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. In some jurisdictions, these laws and regulations may be subject to attempts to apply such domestic rules world-wide against KwikClick or its subsidiaries, and occasionally may subject us to inconsistent obligations across jurisdictions.

Additionally, it is not always clear how existing laws apply to online marketplaces as many of these laws do not address the unique issues raised by online marketplaces or e-commerce. For example, as described elsewhere in these Risk Factors, laws relating to privacy are evolving differently in different jurisdictions. Federal, state, and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate and assess the privacy requirements that are applicable to KwikClick.

New platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for both KwikClick and sellers on our platform. This may even be the case for new laws or regulations focused on other technology areas or other third parties that nonetheless indirectly or unintentionally impact us, our sellers or our vendors. For example, the European Union’s recent e-Copyright and Platform to Business directives, and pending Digital Services Act and Digital Markets Act, may impact us directly, as well as impacting our sellers and vendors. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms for third-party user content under intellectual property laws such as the Digital Millennium Copyright Act § 512 et. seq., or user content platform protections under 47 U.S.C. § 230 (commonly referred to as CDA § 230) and our current protections from liability for third-party content in the United States could significantly decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

We may operate under an increasing number of regulatory regimes protecting us and our sellers and buyers worldwide, such as intellectual property and anti-counterfeiting laws, payments and taxation, competition, marketplace platform regulation, hate speech laws, and general commerce regulation. These laws, and court or regulatory interpretations of these laws, may shift quickly in the United States and worldwide. We may not have the resources or scale to effectively adapt to and comply with any changes to these regulatory regimes which may limit our ability to take advantage of the protections these regimes offer. In addition, some of these changes may be at least partially inconsistent with how our platform operates, especially if they are adopted in the context of, or in a manner best suited for, larger platforms, which may make it harder for us to utilize these regimes to protect our marketplaces. If we are unable to cost-effectively protect our platform, sellers and buyers under these regulatory regimes, such as if the regulations place requirements on our sellers that they find difficult or impossible to comply with, limit the functions or features our marketplace can offer, or require us to take actions at a scale inconsistent with the size, investment, and operation of our marketplace, our business could be harmed.

Existing and future laws and regulations enacted by federal, state, or non-U.S. governments or the inconsistent enforcement of such laws and regulations could impede the growth of e-commerce or online marketplaces, which could have a negative impact on our business and operations. Examples include data localization requirements, limitation on marketplace scope or ownership, intellectual property intermediary liability rules, regulation of online speech, limits on network neutrality, and rules related to security, privacy, or national security, which may impede us, our users, or our vendors. We could also face regulatory challenges or be subject to allegations of discriminatory or anti-competitive practices that could impede both our and our sellers’ growth prospects, increase our costs, and harm our business. We may be subject to regulatory requests for information or testimony related to regulatory challenges of third parties, such as our competitors or our vendors, which could cause us to incur significant costs and expend significant resources in response and could impact our relationship with those third parties.

We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not fully comply in the future, particularly where the applicable regulatory regimes have not been broadly interpreted. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

Additionally, if third parties with whom we work violate applicable laws or our policies, those violations could result in other liabilities for us and could harm our business. Our ability to rely on insurance, or indemnification and other contractual remedies to limit these liabilities, may be insufficient or unavailable in some cases. Furthermore, the circumstances in which we may be held liable for the acts, omissions, or responsibilities of our sellers is uncertain, complex, and evolving. For example, certain laws have recently been enacted seeking to hold marketplaces like ours responsible for certain compliance obligations for which sellers have traditionally been responsible. If an increasing number of such laws are passed, the resulting compliance costs and potential liability risk could negatively impact our business.

We may be subject to intellectual property claims, which, even if untrue, could be extremely costly to defend, damage our brand, require us to pay significant damages, and limit our ability to use certain technologies in the future.

Companies on the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition and scale worldwide, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that they claim cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party, including claims that KwikClick is liable, either directly, indirectly, or vicariously, for infringement claims against sellers using KWIKClick’s platform, our vendors, or other third parties, and that statutory, judicial, or other immunities and defenses do not protect us. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.

Some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors, patent holding companies, and other intellectual property rights holders, have the ability to dedicate substantial resources to enforcing their perceived intellectual property rights. Any claims successfully brought directly against us or implicating us as part of an action against third parties, such as our sellers or vendors, could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third-party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office is located at 585 West 500 South Suite 130, Bountiful, Utah 84010. The space is suitable for the conduct of our business and will be for the foreseeable future. The Company does not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  The company is not currently involved in any lawsuits.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “KWIK”. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock-based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Sales Prices (1)
	High	Low
Year Ended December 31, 2021
4th Quarter	$1.11	$1.11
3rd Quarter	$1.11	$1.11
2nd Quarter	$1.11	$1.11
1st Quarter	$1.11	$1.11

Year Ended December 31, 2020
4th Quarter	$80.00	$1.11
3rd Quarter	$80.00	$21.22
2nd Quarter	$21.22	$21.22
1st Quarter	$21.64	$21.22

Year Ended December 31, 2019
4th Quarter	$21.64	$21.64
3rd Quarter	$48.00	$20.44
2nd Quarter	$89.60	$28.40
1st Quarter	$60.00	$28.00

(1)The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by nasdaq.com for the periods indicated.

Holders

As of December 31, 2021, we had 115,912,605 shares of our Common Stock, par value $.0001, issued and outstanding. There were 480 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Action Stock Transfer Corp., with an address of 2469 Fort Union Boulevard #214, Cottonwood Heights, UT 84121 with a telephone of (801) 274-1088.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock is currently within the definition of a penny stock and will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place. However, the Company intends to adopt one in the near future.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

Previously, all of the 100,000 designated shares of the Company’s Series B Super Voting Convertible Preferred Stock were held by Fred Cooper, our CEO and Chairman.  On or about September 21, 2021, Mr. Cooper tendered the 100,000 Shares for cancellation. Currently, there are no shares of Series B Super Voting Convertible Preferred Stock outstanding. We have not otherwise repurchased any shares of our common stock during the fiscal years ended December 31, 2021 or 2020.

Recent Sales of Unregistered Securities

In the year ended December 31, 2021, through December 31, 2021, the Company issued 220,000 shares of common stock for total consideration of $220,000.

During the year ended December 31, 2021, the Company also issued 6,000,000 to a consultant for services performed between January 1, 2021 through December 31, 2021. The shares had a fair value of $120,000.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities. We made available to each investor disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) section discusses our results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our risk factors, financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Risk factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

INTRODUCTION

Management's Discussion and Analysis (“MD&A”) of our financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

Overview

KwikClick, Inc., a Delaware corporation was organized pursuant to the laws of the State of Delaware on November 16, 1993 under the name of CSL Lighting Manufacturing, Inc.  On February 5, 2001, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “TBDOne, Inc.”  On November 14, 2012, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Fortecx, Inc.” to reflect the Company’s business of working with and acquiring and developing software platforms in the foreign exchange trading industry. The results were mixed, and management did not believe that the business line was likely to be successful. As a result, in approximately October 2016, the Company formally divested itself of foreign exchange related software and shifted its interest toward data centers with an intent to access to significant power sources and a focus on accommodating hardware such as central processing units (CPU), graphical processing units (GPU), field-programmable gate array (FPGA) processors, and application-specific integrated circuits (ASIC). The results were mixed, and management did not believe that the business line was likely to be successful. In 2020, the Company’s focus turned to its current KwikClick business.

Increase of Authorized Common Stock

On June 10, 2020, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to increase its authorized common stock to 5,000,000,000 shares from 150,000,000 shares.

Acquisition of 100% of KwikClick, LLC by KwikClick, Inc., Name change, Reduction of Authorized Stock, and 1-for-40 Reverse Stock Split.

On June 10, 2020, the Company entered into an Agreement and Plan of Exchange (“Exchange”) with KwikClick, LLC (“Kwiksub”).  Pursuant to the Exchange, all of the 100,000 authorized, issued and outstanding units of KwikClick, LLC were transferred to the Company in exchange for 98,928,848 shares of Common Stock of the Company (at the time of the acquisition, prior to the 1-for-40 reverse stock split described below, the number of Company shares exchange were just under 4,000,000,000 in pre-reverse split shares).  As a result of the Exchange, Kwiksub became a wholly owned subsidiary of the Company. At the time of the Exchange Fred W. Cooper was appointed CEO of the Company and has served as the principal manager of both the Company and Kwiksub since that time.

In connection with the acquisition of Kwiksub, on September 30, 2020, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to KwikClick, Inc. and to decrease its authorized common stock to 250,000,000 shares from 5,000,000,000 shares in connection with a 1-for-40 reverse stock split. The 1-for-40 reverse stock split effectuated on November 12, 2020.

Revenues

As of the date of the December 31, 2021 financial statements, the Company is early revenue. The Company commenced revenue generation in September 2021 in connection with its software license with NewAge. Despite the license agreement being the source of the Company’s initial revenue related to its recent business pivot, revenues are anticipated to be primarily sourced from the Company taking a portion of revenue generated through the KwikClick platform. The platform is designed to allow sellers to make products or services available on the KwikClick platform and offer a self-determined discount on good(s) or service(s) or entire order(s) in exchange for exposure and substantially increased sales volume from KwikClick participants.  This discount provided by third-party sellers of products is divided among the purchaser (0-10%), KwikClick (15-25%) and the balance is paid in the form of commissions to other participants on social media who introduce the product to contacts, friends, followers etc. that result in additional purchases.

Operating Expenses

Since KwikClick, LLC’s inception in 2020, the Company has spent considerable time and effort developing its intellectual property and business plan. Initially in 2020, the most significant costs were for legal counsel, including patent and trademark counsel. Our patent counsel has prepared and filed dozens of patent applications. Operating expenses for the fiscal year ended December 31, 2021 were $2,545,691 as compared to $182,609 for the comparable prior year period, an increase of $2,363,082 or 1,294%. The increase is primarily a result of issuing 6,000,000 shares of common stock for services with a fair value of $120,000, issuing 400,000 stock options with fair value of $302,758 along with adding approximately 35 employees and consultants to our monthly expense outlays, including approximately a dozen full-time employees. The employees and consultants worked on design and coding of our website, applications and platform, marketing, legal, accounting and typical general and administrative expenses in connection with running the business. The expenses in connection with the Company’s primary revenue source is expected to mostly consists of Commission payments made to influencers/users of the KwikClick platform.

Liquidity and capital resources

Since the acquisition of the KwikClick subsidiary in June 2020, the Company has been primarily funded by loans and sales of stock to third-party investors. In 2020, we raised $1,129,432 by issuing debt and selling shares of common stock as follows: On August 31, 2020, we borrowed $500,000 from an investor in order to fund the development of the KwikClick business. A significant portion of the funds were used to pay for the drafting of a number of patent applications and the related patent filing fees.  On October 23, 2020, the investor converted his $500,000 loan into 5,000,000 shares of the Company’s common stock (post 1-for-40 reverse split stock) at an exercise price of $0.10 per share. In addition, during 2020, we raised an additional $629,432 by selling 4,913,846 shares of our common stock at an average price of $0.128 (12.8 cents) per share. In 2021, we raised an additional $220,000 by selling 220,000 shares of common stock and also received $1,086,042 for stock that has yet to be issued.

In 2020 Fred Cooper loaned the Company $116,000 and was repaid $100,000.  This increased the Note to Shareholder by $16,000 bring the balance $34,489 on December 31, 2020.

As of December 31, 2021, we had cash of $609,862 compared to $772,458 in cash on December 31, 2020. Most of the cash depletion in 2021 year to date has been payments to our legal counsel, in particular our patent counsel. We expect ongoing cost in connection with our patent applications but do expect them to relatively decrease in the coming 12 months. Based on currently available capital resources (cash), we estimate that we would be able to conduct our planned operations for one or two months. We have increased our “burn rate” to approximately $200,000 per month. We estimate that at our current cash “burn rate”, we cannot survive for more than a month or two unless we continue to receive revenues from New Age pursuant to the SL Agreement, increase commission revenues, and obtain at least another $1,000,000 to $2,000,000 in additional equity financing. There is no assurance that we can maintain revenues, increase revenues and/or obtain the necessary equity financing, much less on reasonable terms.

Our current liabilities as of December 31, 2021 totaled $2,038,398, compared to $47,945 on December 31, 2020. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  Currently, there can be no assurance that the Company will be able to raise additional funds necessary to further develop or operate its business or that such funding can be at commercially reasonable terms.

We have historically been funded primary from private placements of stock and loans from Company affiliates and may continue to be so funded in for the foreseeable future. However, there is no assurance that we can obtain additional funds. We have generated limited revenue though we have developed much of our technology in order to initiate business in the online, social media marketing space. We have also been required to maintain our corporate existence and satisfy the requirements of being a public company since we have become a filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended December 31, 2021 we reported a net loss of $2,370,051 and had negative cash flows from operating activities totaling $1,026,829.

The revenues, if any, generated from our operations in the next 12 months may not be sufficient to fund our operations or planned growth. We may require additional capital to continue to operate our business, and to develop and expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. To meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain enough additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Going Concern Risk

As reflected in the accompanying financial statements, the Company has a net loss of $2,370,051 for the year ended December 31, 2021.  If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  There are currently no plans or agreements in place to provide such funding.  The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.  As a result of the Covid-19 crisis, the Company may experience difficulties in raising these funds due to economic impacts on funding sources.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue its operations in the future is dependent on the plans of the Company’s management, which will include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Critical accounting policies are discussed in Note 1 of the financial statements accompanying this annual report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2021 and December 31, 2020 begins on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to material weaknesses discussed below.

The certificates of our principal executive officer and principal financial and accounting officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets, if any, of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our current Directors and Executive Officers as of April 13, 2022:

Name	Age	Position
Fred W. Cooper	58	Chairman of the Board, Chief Executive Officer and Secretary
Jeffery Jensen	49	Controller, Principal Accounting Officer and Treasurer
Matt Williams	48	President
Rodney Wilkinson	66	Secretary
Dan Shaw	72	Director
David Hunt	52	Director
Jeff Roberts	42	Director

Our directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Fred W. Cooper, Ph.D., President and Chief Executive Officer. Dr. Cooper has served as a director and CEO of the Company since June 2020. Since November 16, 2020, Dr. Cooper has also serviced on the Board of Directors of NewAge, Inc. (Nasdaq: NBEV), a Colorado-based social selling and distribution company with a network of independent business owners across 75 countries worldwide.  Mr. Cooper became a director in connection with the closing of NewAge’s merger with Ariix, LLC (“Ariix”). Dr. Cooper brings more than 25 years of e-commerce and direct selling experience and was a Founder and the Chief Executive Officer of ARIIX prior to merging ARIIX with NewAge. Under Dr. Cooper’s leadership, ARIIX was one of the fastest-growing direct selling companies over its nine years of business, and in 2020, was recognized as number 35 on the DSN’s list of Top 100 global companies. Prior to founding ARIIX in July 2011, he was the President and Chief Operating Officer of NYSE listed USANA Health Sciences. He started his career in direct sales at USANA in 1998 where he played many critical roles, serving in different executive capacities in Special Projects, Information Technology, and Global Operations. Dr. Cooper also spent over ten years teaching entrepreneurship and statistics courses as a part-time professor at the University of Utah.

Dr. Cooper earned a B.S. in Finance and a B.S. in Psychology from the University of Utah. He also earned a Ph.D. in Business Administration, with an emphasis on statistics and operations processes and management, from the University of Utah. Mr. Cooper is qualified to serve on our board of directors due to his vast business experience and the fact that he is the mastermind behind the Company’s product.

Jeffery A. Jensen, CPA, serves as our Controller, Principal Accounting Officer and Treasurer. Jeff is a Certified Public Accountant, currently licensed in Utah. His principal occupation is accountant. In addition to his role with the Company, which he commenced in 2018, Mr. Jensen has also served in various accounting related roles with Clear Peak Energy, Inc. since 2021, and has worked with Mazuma Inc. since May 2019 where he provides outsourced, part-time accounting services to small businesses. Prior to these engagements, Jeff worked for Now CFO from 2016 to May 2018 where he provided outsourced, part-time accounting services to small businesses. Jeff, in his twenty plus years of practice, has extensive experience having worked with several companies from start-ups to well established companies across a variety of industries. These have included real estate, medical manufacturing, financial services, and most recently, a SAAS firm as well as a data processing development company. Jeff is versed in mergers and acquisitions and the accompanying SEC Form 10-K and 10-Q reporting requirements, as well as overall financial and strategic management and planning. Jeff received his B.S. and Master of Accountancy degrees from Brigham Young University in 1998.

Matt Williams has served as President of KwikClick since September 2021. Prior to KwikClick, Mr. Williams served as president of Pro Star Logistics, Inc. which he co-founded in 2007. In 2017 Pro Star Logistics had reached over $90 million in annual revenue with more than 300 employees and merged with Visible Supply Chain Management.  Following the merger, Mr. Williams led Pro Star Logistics, Inc.’s Logistics business unit to a doubling of profitability and supported Visible’s executive leadership as a member of the Corporate Executive Team.  In 2019 Visible agreed to purchase Mr. Williams’ ownership interest and Mr. Williams transitioned to a consultative role with Pro Star Logistics, Inc., supporting the Visible team through 2020.

Mr. Williams serves in various philanthropic and professional roles including serving on the Board of Directors for Red Barn Academy (a non-profit residential treatment center), serving on an Advisory Board for School of Business at Weber State University, serving on the Board of Directors for TribeHouse (a professional networking company), and activity supporting investments as a Limited Partner in various venture funds. Prior to founding Pro Star Logistics, Mr. Williams gained experience in operational, sales, and leadership roles at UPS, 3Com, Iomega, US Express, Watkins Motor Lines, and FedEx. He holds a degree from Weber State University in Logistics and Operations Management. In 2013 Mr. Williams was named by Utah Business Magazine as one of their “40 under 40” business leadership award recipients. Mr. Williams is qualified to serve on the board of directors because of his significant experience with growing companies and public companies.

Rodney Wilkinson serves as our secretary. For at least the past 20 years, Mr. Wilkinson has been an attorney in private practice as a solo practitioner with a focus in in tax law, trusts and estates, business planning, and corporate law. Mr. Wilkinson is licensed to practice in the State of Utah and graduated with a major in accounting and a minor in Economics and Business Management from Brigham Young University in 1979. He earned a master’s degree in Accounting and Taxation from Brigham Young University in 1982. Rodney graduated from the J. Reuben Clark School of Law at Brigham Young University in 1983, with honors and as a J. Reuben Clark Law Scholar and a member of the Order of the Coif.

Dan Shaw serves a member of the board of directors. For at least the past 30 years, Mr. Shaw has been a self-employed entrepreneur and investor. For at least the past five years, Mr. Shaw’s primary focus and revenue sources has been Impact Payment Systems, LLC, an on-line variable payment installment loan lender that Mr. Shaw was involved in acquiring nearly a decade ago through Integra Financial Service, LLC, an entity substantially owned and controlled by Mr. Shaw. Mr. Shaw has been recognized as the National Outstanding Citizen for his leadership in the parks and recreation Industry. He also holds membership in several prestigious organizations including Boy Scouts of America. An avid outdoorsman, Mr. Shaw competes as a rodeo “heeler” on a two-man roping team. He currently serves as the President and CEO of the Day of ‘47 Rodeo, a charitable organization. A former coach for the Junior Olympic Ski Team in Park City, Utah, Mr. Shaw began competitive snow skiing at the age of 12 and is still and active participant in the sport. Mr. Shaw is qualified to serve on the board of directors because of his significant business development and management experience.

David Hunt serves a member of the board of directors. For at least the past 20 years, Mr. Hunt has been a business lawyer in private practice as a solo practitioner. Mr. Hunt regularly serves as a business advisor and angel investor to developing companies. Mr. Hunt has advised numerous developing companies in all stages of development and has been involved with hundreds of private offerings for enterprises ranging from start-ups to exchange traded companies. Mr. Hunt has also been involved with a number of public securities offerings. Despite his transaction focus, Mr. Hunt has continued to selectively litigate contract and securities related cases throughout his career. He has worked on cases and represented parties in matters across the United States, including those before the Delaware Court of Chancery, U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, and a number of state and Federal courts throughout the U.S.

For nearly a decade, Mr. Hunt was a regular participant in the Securities and Exchange Commission’s annual Government-Business Forum on Small Business Capital Formation in Washington, D.C. Mr. Hunt was a governance fellow of the National Association of Corporate Directors and remains an active member of the organization. Mr. Hunt is involved in a number of charitable and non-profit organizations, including serving as a member of the Governing Board of a local K through 8 charter school since 2017 and serving as Board Chair between 2018 and 2021. Mr. Hunt holds a JD from California Western School of Law in San Diego. Mr. Hunt attended Brigham Young University for two years before transferring to the University of Utah where he earned his bachelor’s degree.  Mr. Hunt is a former university lacrosse player and university lacrosse head coach and continues to play competitive lacrosse. He is also a lifetime skier. Mr. Hunt is qualified to serve on the board of directors because of his significant experience with growing companies, public companies and corporate governance.

Jeff Roberts serves a member of the board of directors. Since April 2016, Mr. Roberts has served as the Executive Vice President and Chief Financial Officer of Savage Services Corporation, a provider of a broad portfolio of services to move and manage critical materials through the US and the world. Prior to joining Savage, Mr. Roberts served as CFO of Maxum Enterprises, an integrated marine and land-based chemicals, petroleum, and lubricants supply company. In that role, he led the company’s Risk, Business Development, Corporate Finance, IT, Credit, Tax, Treasury, Collections, and accounting teams and served for seven months as interim President. Jeff previously was the Controller and Retail Division CFO at Flying J and worked in auditing positions with PRG Schultz and Ernst and Young. Originally from Pocatello, Idaho, Jeff earned a bachelor’s degree in accounting at Utah State University and a master’s degree in professional accountancy from Weber State University. He is a licensed Certified Public Accountant (CPA) in the State of Utah. Mr. Roberts is qualified to serve on the board of directors because of his significant financial and managerial experience with growing and large enterprises.

Craig Pickering is an affiliate of the Company through indirect ownership of 16,668,035 shares of our common stock which constitutes 14.38% of our outstanding stock. For at least the past 20 years, Mr. Pickering is a self-employed angel investor and business consultant. For several years between 2012 and 2018, Mr. Pickering served as the Company’s CEO. Mr. Pickering served on the Company’s board of directors until June 10, 2020 when he resigned from the board in connection with the Company’s acquisition of KwikClick, LLC. Mr. Pickering was closely involved with the acquisition of KwikClick, LLC. Mr. Pickering has been self-employed business entrepreneur and advisor since the late 1990s and has contributed greatly to the development of our current business. Mr. Pickering has over 30 years’ experience in the start-up, operation and sale of several companies, both public and private. Mr. Pickering was closely involved in the founding of Ariix International in 2011. Ariix offers a wide range of health products and services in 40 countries around the world. Ariix has a history of several hundred million in annual revenues and was purchased by NewAge, Inc. in 2020. In April 1998, Mr. Pickering, without admission of liability, entered into a settlement in the matter of FTC v. Imall Inc., FTC File No. 972-3224. Imall Inc. then sold for over $400 million a few months later in July 1999.

Family Relationships

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, will require our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee and Compensation Committee. As the Company’s business expands, the directors will evaluate the necessity of an Audit Committee.

Code of Ethics

The Company has not adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of each person who served as our principal executive officer (the “Named Executive Officer”) during the past two fiscal years.

	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred W. Cooper	2021	$—	$-	$-	$-	$-	$-	$-	$-
CEO (2)(3)	2020	$—	$-	$-	$-	$-	$-	$-	$-
Jeff Jensen	2021	$—	$-	$-	$-	$-	$-	$-	$-
PFO (4)	2020	$—	$-	$-	$-	$-	$-	$-	$-
Matt Williams	2021	$—	$-	$333,333	$-	$-	$-	$-	$333,333
President (5)	2020	$—	$-	$-	$-	$-	$-	$-	$-
Rodney Wilkinson	2021	$—	$-	$75,000	$75,690	$-	$-	$-	$150,690
Secretary	2020	$—	$-	$-	$-	$-	$-	$-	$-

(1)Salaries include compensation received from the Company or its wholly owned subsidiary KWIKClick, LLC.

(2)Fred W. Cooper was appointed as president of the Company on June 10, 2020.

(3)Barry Dixon served as principal executive officer of the Company prior to Mr. Cooper’s June 10, 2020 appointment.

(4)Jeff Jensen was appointed as principal financial officer of the Company on June 10, 2020.

(5)Matt Williams was appointed as President of the Company on September 2, 2021. Mr. Williams has been paid 83,333 shares of the Company’s common stock per month as compensation since September 1, 2021. The Company sold stock for $1/share in the month of September and determined to use the sale price of the stock as the fair market value of the stock earned by Mr. Williams

(6)Rodney Wilkinson was appointed as Secretary of the Company on June 10, 2020. In October 2021, the Company issued 75,000 shares to Mr. Wilkinson for services. The Company sold stock for $1/share in the month of September and determined to use the sale price of the stock as the fair market value of the stock earned by Mr. Williams

Employment Agreements

On September 2, 2021, we entered into an employment agreement with Matt Williams to serve as president of the Company (“Williams Agreement”). Pursuant to the Williams Agreement, Mr. Williams is supervised by our CEO Fred Cooper. Pursuant to the Williams Agreement, Mr. Williams’ compensation shall be exclusively in the form of the Company’s common stock at a rate of 83,333 shares of the Company’s common stock per month. Mr. Williams monthly stock compensation commenced on September 1, 2021. Pursuant to the Williams Agreement, Mr. Williams is an at-will employee, and the Company may terminate his employment with 5 calendar days’ notice. Besides the Agreement with Mr. Williams, we do not have an employment or consulting agreement with any officers or directors.

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any cash consideration for their services as members of the Board of Directors. The Board of Directors receives stock-based consideration for their services to the Company. The Board of Directors reserves the right and intends in the future to award the members of the Board of Directors cash or additional stock-based consideration for their services to the Company, which awards, if and when granted shall be in the sole determination of the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Fred Cooper
Daniel Shaw		$75,000	$75,690(2)				$150,690
Jeff Roberts		$75,000	$75,690(2)				$150,690
David Hunt		$75,000	$75,690(2)				$150,690

On October 14, 2021, the Board unanimously adopted the following director incentives:

(1) The Company agreed to the issuance of 75,000 shares of KWIK common stock to three of the Company’s directors Daniel Shaw, Jeff Roberts and David Hunt at a nominal purchase price of par value ($0.0001) per share. These shares have not yet been issued as of the date of these financial statements.

(2) The Company agreed to issuance of warrants to purchase 100,000 shares of KWIK common to three of the Company’s directors Daniel Shaw, Jeff Roberts and David Hunt at an exercise price of $1.00 per share. The Options expire three years from issuance.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Equity Awards

We offer stock options, stock appreciation rights, and stock awards to certain of our employees, including our executive officers, as the long-term incentive component of our compensation program. We generally grant equity awards to new hires upon their commencing employment with us. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow employees to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. We sometimes also offer stock options, stock appreciation rights and stock awards to our consultants in lieu of cash. Our stock options allow consultants to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and are not intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow consultants to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. Stock options, stock appreciation rights, and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances.

Retirement Plans

We maintain a qualified 401(k) plan, in which all eligible employees may participate. We make safe harbor contributions to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. Safe harbor contributions are 100% vested. We may also elect, on an annual basis, to make a discretionary contribution to the plan, but have not done so to date. Our elective matches and elective contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

No Tax Gross-Ups

We do not make gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.

2021 Equity Incentive Plan

Plan Purpose

Our Board of Directors adopted the 2021 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, directors and consultants are eligible to participate in the 2021 Plan.

Administration

The 2021 Plan is to be administered by the Board or by a committee to which administration of the Plan, or of part of thereof, is delegated by the Board. The 2021 Plan is currently administered by our Compensation Committee, which we refer to below as the “Administrator.” The Administrator is responsible for selecting the officers, employees, directors, consultants and advisers who will receive Options, Stock Appreciation Rights and Stock Awards. Subject to the requirements imposed by the 2021 Plan, the Administrator is also responsible for determining the terms and conditions of each Option and Stock Appreciation Right award, including the number of shares subject to the Option, the exercise price, expiration date and vesting period of the Option and whether the option is an Incentive Option or a Non-Qualified Option. Subject to the requirements imposed by the 2021 Plan, the Administrator is also responsible for determining the terms and conditions of each Stock Award, including the number of shares granted, the purchase price (if any), and the vesting, transfer and other restrictions imposed on the stock. The Administrator has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2021 Plan or of any award under the 2021 Plan.

Neither the Board nor any committee of the Board to which administration of the 2021 Plan is delegated will provide advice to participants about whether or not to accept or exercise their awards. Each participant must make his or her own decision about whether or not to accept or exercise an award.

The 2021 Plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a qualified pension, profit sharing or bonus plan under Section 401(a) of the Internal Revenue Code

Stock Subject to the 2021 Plan

Subject to the provisions of the 2021 Plan relating to adjustments upon changes in common stock, an aggregate of 890,000 shares of common stock is currently subject to outstanding awards under the 2021 Plan or future awards under the 2021 Plan.

If awards granted under the 2021 Plan expire or otherwise terminate or are cancelled without being exercised in full, the shares of common stock not acquired pursuant to such awards will again become available for issuance under the 2021 Plan. If shares of common stock issued pursuant to awards under the 2021 Plan are forfeited to or repurchased by us, the forfeited or repurchased stock will again become available for issuance under the 2021 Plan.

If shares of common stock subject to an award are not delivered to a participant because such shares are withheld for payment of taxes incurred in connection with the exercise of an Option, or the issuance of shares under a Stock Award, or the award is exercised through a reduction of shares subject to the award (“net exercised”), then the number of shares that are not delivered will not again be available for issuance under the 2021 Plan. In addition, if the exercise price of any award is satisfied by the tender of shares of common stock to us (whether by actual delivery or attestation), the shares tendered will not again be available for issuance under the 2021 Plan.

Eligibility

All directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the 2021 Plan. Incentive Options may only be granted under the 2021 Plan to a person who is a full-time officer or employee of the Company or a subsidiary. The Administrator will determine from time-to-time which directors, employees, consultants and advisers will be granted awards under the 2021 Plan.

Terms of Awards

Written Agreement

Each award under the 2021 Plan will be evidenced by an agreement in a form approved by the Administrator.

Exercise Price; Base Value

The exercise price for a Non-Qualified Option or an Incentive Option may not be less than 100% of the fair market value of the Common Stock on the date of the grant of the Non-Qualified Option or Incentive Option. With respect to an Option holder who owns stock possessing more than 10% of the total voting power of all classes of our stock, the exercise price for an Incentive Option may not be less than 110% of the fair market value of the Common Stock on the date of the grant of the Incentive Option. The base value of a Stock Appreciation Right shall also be no less than 100% of the Common Stock on the date of the grant of the Stock Appreciation Right. The 2021 Plan does not specify a minimum exercise price for Stock Awards.

Vesting

Each Option, Stock Appreciation Right or Stock Award will become exercisable or non-forfeitable (that is, “vest”) under conditions specified by the Administrator at the time of grant. Vesting typically is based upon continued service as a director or employee but may be based upon any performance criteria and other contingencies that are determined by the Administrator. Shares subject to Stock Awards may be subject to specified restrictions concerning transferability, repurchase by the Company and forfeiture of the shares issued, together with such other restrictions as may be determined by the Administrator.

Expiration Date

Each Option or Stock Appreciation Right must be exercised by a date specified in the award agreement, which may not be more than ten years after the grant date. Except as otherwise provided in the relevant agreement, an Option or Stock Appreciation Right ceases to be exercisable ninety days after the termination of the holder’s employment with us.

Transfers of Options

Unless otherwise determined by the Administrator, Options are not transferable except by will or the laws of descent and distribution.

Purchase Price Payment

Unless otherwise determined by the Administrator, the purchase price of Common Stock acquired under the 2021 Plan is payable by cash or check at the time of an Option exercise or acquisition of a Stock Award. The Company does not charge participants any fees or commissions in connection with their acquisition of Common Stock under the 2021 Plan. The Administrator also has discretion to accept the following types of payment from participants:

•A secured or unsecured promissory note, provided that this method of payment is not available to a participant who is a director or an executive officer.

•Shares of our Common Stock already owned by the Option or Stock Award holder as long as the surrendered shares have a fair market value that is equal to the acquired stock and have been owned by the participant for at least six months.

•The surrender of shares of Common Stock then issuable upon exercise of an Option; and

•A “cashless” option exercise in accordance with applicable regulations of the SEC and the Federal Reserve Board.

Withholding Taxes

At the time of his or her exercise of an Option or Stock Appreciation Right, an employee is responsible for paying all applicable federal and state withholding taxes. A holder of Stock Awards is responsible for paying all applicable federal and state withholding taxes once the shares covered by the award cease to be forfeitable or at any other time required by applicable law.

Securities Law Compliance

Shares of Common Stock will not be issued pursuant to the exercise of an Option or the receipt of a Stock Award unless the Administrator determines that the exercise of the Option or receipt of the Stock Award and the issuance and delivery of such shares will comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933 (the “Securities Act”), applicable state and foreign securities laws and the requirements of any stock exchange on which our Common Stock is traded.

Effects of Certain Corporate Transactions

Except as otherwise determined by the Administrator, in the event of a “corporate transaction,” all previously unexercised Options and Stock Appreciation Rights will terminate immediately prior to the consummation of the corporate transaction and all unvested Restricted Stock awards will be forfeited immediately prior to the consummation of the corporate transaction. The Administrator, in its discretion, may permit exercise of any Options or Stock Appreciation Rights prior to their termination, even if those awards would not otherwise have been exercisable, or provide that outstanding award will be assumed or an equivalent Option or Stock Appreciation Right substituted by a successor corporation. The Administrator, in its discretion, may remove any restrictions as to any Restricted Stock awards or provide that all outstanding Restricted Stock awards will participate in the corporate transaction with an equivalent stock substituted by the successor corporation subject to the restrictions. In general, a “corporate transaction” means:

•Our liquidation or dissolution.

•Our merger or consolidation with or into another corporation as a result of which we are not the surviving corporation.

•A sale of all or substantially all of our assets; or

•A purchase or other acquisition of more than 50% of our outstanding stock by one person, or by more than one person acting in concert.

Other Adjustment Provisions

If the stock of the Company is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, appropriate adjustments shall be made by the Administrator, in its discretion, in (1) the number and class of shares of stock subject to the 2021 Plan and each Option and grant of Stock Awards outstanding under the 2021 Plan, and (2) the purchase price of each outstanding Option and (if applicable) Stock Award. For example, if an Option is for 100,000 shares for $1.00 per share and there is a 1-for-2 reverse stock split, the Option would be adjusted to be exercisable for 50,000 shares at $2.00 per share.

Amendment or Termination of the Plan

The Board of Directors may at any time amend, discontinue or terminate the 2021 Plan. With specified exceptions, no amendment, suspension or termination of the Plan may adversely affect outstanding Options or Stock Appreciation Rights or the terms that are applicable to outstanding Stock Awards. No amendment, suspension or termination of the Plan requires stockholder approval unless such approval is required under applicable law or under the rules of any stock exchange on which our Common Stock is traded. Unless terminated earlier by the Board of Directors, the 2021 Plan will terminate automatically on September 16, 2031, which is the tenth anniversary of the date of the 2021 Plan’s adoption by the Board.

As of December 31, 2021, there were 0 shares previously issued or subject to outstanding awards under the 2021 Plan and 10,000,000 shares were available for future issuance under the 2021 Plan.

2021 Stock Appreciation Rights Plan

On October 14, 2021, our Board of Directors adopted the KwikClick, Inc. 2021 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

Governance of the Plan

The Plan will be administered by the Compensation Committee of the Board or, in the Board’s sole discretion, by the Board. The Compensation Committee will have the authority to, among other things, (i) construe and interpret the Plan and apply its provisions; (ii) promulgate, amend, and rescind rules and regulations relating to the administration of the Plan; (iii) delegate its authority to one or more persons who is an officer of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder with respect to SARs that do not involve “insiders” within the meaning of Section 16 of the Exchange Act; (iv) determine when SARs are to be granted under the Plan and the applicable grant date; (v) prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and medium of payment and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant; (vi) amend any outstanding SARs, subject, in certain cases, to the participant’s consent; and (vii) make all other determinations which may be necessary or advisable for the administration of the Plan.

Eligible Participants

SARS may be granted only to persons who are Service Providers, and those persons whom the Committee determines are reasonably expected to become Service Providers following the grant date. The Committee may from time to time designate those Service Providers, if any, to be granted SARs under the Plan, the number of SARs which will be granted to each such person, and any other terms or conditions relating to SARs as it may deem appropriate to the extent consistent with the provisions of the Plan. A participant who has been granted a SAR may, if otherwise eligible, be granted additional incentive awards at any time.

Grant. The Committee may grant SARs to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR.

General Provisions. The terms and conditions of each SAR will be evidenced by a SAR agreement. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The term of the SAR will be determined by the Committee but may not be greater than ten years from the date of grant.

Exercise. SARs are exercisable subject to such terms and conditions as the Committee may specify in the SAR agreement for the SAR. A SAR may be exercised by the delivery of a signed written notice of exercise to the Company, which must be received and accepted by the Company as of a date set by the Company in advance of the effective date of the proposed exercise. The notice must set forth the number of SARs being exercised, together with any additional documents the Company may require.

Settlement. Upon exercise of a SAR, the Grantee will receive an amount equal to the Spread. The Spread, less applicable withholdings, will be payable only in cash. In no event may any SAR be settled in any manner other than by delivery of a cash payment from the Company.

Form of SAR Agreement

Each participant to whom a SAR is granted will be required to enter into a SAR agreement with the Company, in such a form as is provided by the Committee. The SAR agreement will contain specific terms as determined by the Committee, in its discretion, with respect to the participant’s particular SAR. Such terms need not be uniform among all participants or any similarly situated participants. The SAR agreement may include, without limitation, vesting, forfeiture and other provisions particular to the particular participant’s SAR, as well as, for example, provisions to the effect that the participant must abide by all the terms and conditions of the Plan and such other terms and conditions as may be imposed by the Committee. A SAR will include such terms and conditions as are determined by the Committee, in its discretion, to be appropriate with respect to any participant.

The Committee may specify in a SAR agreement that the participant’s rights, payments, and benefits with respect to a SAR will be subject to forfeiture upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of the incentive award. Such events may include, but are not limited to, termination with cause or other conduct by the participant that is detrimental to the business or reputation of the Company.

Termination of Employment

Unless otherwise expressly provided in the participant’s SAR agreement, if the participant’s employment is terminated for any reason other than due to cause, death or disability, any non-vested portion of any outstanding SAR at the time of such termination will automatically expire and terminate and no further vesting will occur after the termination date. In such event, except as otherwise expressly provided in the SAR agreement, the participant will be entitled to exercise such participant’s rights only with respect to the portion of the SAR that was vested as of the termination date for a period that will end on the earlier of (i) the expiration date set forth in the SAR agreement or (ii) ninety days after the date of termination.

Termination for Cause

Unless otherwise expressly provided in the participant’s SAR agreement, in the event of the termination of a participant’s employment for cause, all vested and non-vested SARs granted to such participant will immediately expire and will not be exercisable to any extent.

Disability or Death

Unless otherwise expressly provided in the participant’s SAR agreement, upon termination of employment as a result of the participant’s disability or death, (i) any non-vested portion of any outstanding SAR will immediately terminate upon termination and no further vesting will occur, and (ii) any vested SAR will expire on the earlier of either (A) the expiration date set forth in the SAR agreement or (B) 12 months following the participant’s termination of employment.

Continuation

Subject to the conditions and limitations of the Plan and applicable law, in the event that a participant ceases to be an employee, outside director or consultant, as applicable, for whatever reason, the Committee and participant may mutually agree with respect to any outstanding SAR then held by the participant (i) for an acceleration or other adjustment in any vesting schedule applicable to the SAR award; (ii) for a continuation of the exercise period following termination for a longer period than is otherwise provided under such SAR; or (iii) to any other change in the terms and conditions of the SAR. In the event of any such change to an outstanding SAR, a written amendment to the participant’s SAR agreement will be required. No amendment to a participant’s SAR will be made to the extent compensation payable pursuant thereto as a result of such amendment would be considered deferred compensation that is not excepted from taxation or penalties under Code Section 409A, unless otherwise determined by the Committee.

SARs granted under the Plan are not transferable other than to a designated beneficiary upon the Participant’s death or by will or the laws of descent and distribution.

Change in Control

Unless otherwise provided in a SAR Agreement, notwithstanding any contrary provision in the Plan, in the event of a Change in Control (as defined in the Plan), all outstanding SARs will become 100% vested and immediately and fully exercisable.

Amendment

The Board at any time, and from time to time, may amend or terminate the Plan. The Committee at any time, and from time to time, may amend the terms of any one or more SAR agreements, except that the Committee may not affect any amendment which would otherwise constitute an impairment of the rights under any SAR unless the participant consents in writing.

As of December 31, 2021, there were 0 SARs previously issued under the 2021 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 116,915,768 shares of common stock issued and outstanding.

Name	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%)
Fred W. Cooper (1)	68,282,323	58.87%	-	68,282,323	58.87%
Jeffery A. Jensen (2)	-	-	-	-	0.00%
Matt Williams (3)	-	-	-	-	0.00%
Rodney Wilkinson (4)	-	-	-	-	0.00%
Dan Shaw (5)	15,254	0.01%	-	15,254	0.01%
David Hunt (6)	197,910	0.17%	-	197,910	0.17%
Jeff Roberts (7)	-	0.00%	-	-	0.00%
Craig Pickering (8)	16,668,035	14.37%	-	16,668,035	14.37%
Ian Chandler (9)	9,892,884	8.53%	-	9,892,884	8.53%
WenHan Zhang (10)	9,892,885	8.53%	-	9,892,885	8.53%
Total of All Officers, Directors, and Affiliates as a group (8 persons and/or entities)	85,163,522	73.4%		85,163,522	73.4%

1.The address for Fred W. Cooper is 1284 Hidden Quail Cove Farmington, UT 84025. Mr. Cooper is our CEO and a member of the Company’s Board of Directors and beneficial ownership and/or voting control over 68,282,323 shares of the Company’s common stock. The common stock over which Mr. Cooper has voting control is held in Cooper Family Investments, LP and by Brady Cooper and Cameron Cooper who live in Mr. Cooper’s same household.

2.The address for Jeffery A. Jensen is 1171 S. 1620 E., Springville, UT 84663. Mr. Jensen serves as the Company’s Controller, Principal Accounting Officer and Treasurer and is currently not known to own any shares of the Company’s common stock.

3.The address for Matt Williams is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Williams serves as the Company’s President. Pursuant to his employment agreement with the Company, Mr. Williams is entitled to be paid 83,333 shares of the Company’s common stock per month as compensation so long as he both remains president of the Company. He is entitled to be issued 83,333 shares of the Company’s common stock commencing upon completion of his services as president to the Company in September 2021.

4.The address for Rodney Wilkinson is 2576 N. 860 E. Provo, UT 84604. Mr. Wilkinson serves as the Company’s Secretary and is currently not known to own any shares of the Company’s common stock.

5.The address for Dan Shaw is 2275 Corporate Cir. #275 Henderson, NV 89074. Mr. Shaw is a member of the Company’s Board of Directors and has beneficial ownership and/or voting control over 15,254 shares of the Company’s common stock. The common stock over which Mr. Shaw has voting control is held in limited liability companies controlled by Mr. Shaw.

6.The address for David Hunt is 66 Exchange Place, Salt Lake City, Utah 84111. Mr. Hunt is a member of the Company’s Board of Directors and has beneficial ownership and/or voting control over 197,910 shares of the Company’s common stock. The common stock over which Mr. Hunt has voting control is held in limited liability companies controlled by Mr. Hunt.

7.The address for Jeff Roberts is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Roberts is a member of the Company’s Board of Directors and is currently not known to own any shares of the Company’s common stock.

8.The address for Craig Pickering is 2395 E. 850 S. Springville, UT 84663. Mr. Pickering has beneficial ownership and/or voting control over 16,668,035 shares of the Company’s common stock. The common stock over which Mr. Pickering has voting control is held in Cielo Family Legacy Trust and Wilbright.

9.The address for Ian Chandler is 10272 S Jordan Creed Dr. South Jordan, UT 84095. Mr. Chandler has beneficial ownership and/or voting control over 9,892,884 shares of the Company’s common stock. The common stock over which Mr. Chandler has voting control is held in Chandler Family Investments 2.0, LLC.

10.The address for WenHan Zhang is 1792 Somerset Ridge Dr. Draper, UT 84020. Mr. Zhang has beneficial ownership and/or voting control over 9,892,885 shares of the Company’s common stock. The common stock over which Mr. Zhang has voting control is held in Zhang Family Investments 2.0, LLC.

11.Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of December 31, 2021 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Form 10, which is 116,915,768 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Software Licensing and Exclusivity Agreement

Fred W. Cooper, our CEO, Chairman of our board of directors and our majority stockholder with voting control over our company, is a director and stockholder at NewAge. Mr. Cooper also was CEO and controlling stockholder of Ariix, Inc. which NewAge acquired in 2020. Mr. Cooper has significant connections at and is able to have significant influence over NewAge due to his large stock position, board seat and history with many of NewAge’s independent agents. Specifically, in connection with NewAge’s acquisition of Ariix, Inc., Mr. Cooper became a large stockholder of NewAge.  Mr. Cooper reports on a Form 4 that as of November 22, 2021, he owned 12,099,790 shares of NewAge through the Cooper Family Investments, LP. which constitutes approximately 146,812,746 of NewAge’s outstanding stock. In addition, Mr. Cooper is one of seven members of the board of directors of NewAge. Also, Mr. Cooper was the founder and longtime leader of Ariix, Inc. which generates roughly half of NewAge’s revenues following NewAge’s acquisition of Ariix. NewAge’s revenues are largely derived from marketing efforts and purchases by a network of approximately 400,000 independent agents. Many of these agents are familiar with Mr. Cooper due to the agents’ affiliation with Ariix. We believe that Mr. Cooper retains some influence over many of these agents, including the interest that these agents may have in using the KwikClick software. The SL Agreement described in Item 1 “Business” of this annual report is, at minimum in large part, a result of Mr. Cooper’s connection and influence at NewAge. As of the date of this disclosure, the SL Agreement is the sole source of our revenue. Investors should consider Mr. Cooper’s relationship with NewAge when assessing the extent to which the SL Agreement is a validation of the value or efficacy of our software and platform.

 Acquisition of KwikClick, LLC

On June 10, 2020, the Company entered into an Agreement and Plan of Exchange with KwikClick LLC, a Utah limited liability company (“Kwiksub”).  Pursuant to the Exchange, all of the 100,000 authorized, issued and outstanding units of KwikClick LLC held by ten owners of KwikClick, LLC were transferred to the Company in exchange for 98,928,848 shares of common stock (3,957,153,575 before the 1-for-40 reverse stock split). As a result of the Exchange, Kwiksub became a wholly owned subsidiary of the Company.  Most of the 98,928,848 shares of common stock went to our current directors and officers, Fred W. Cooper, Ian Chandler, WenHan Zhang, and former CEO, director and advisor Craig Pickering or their assigned entities. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules.

Affiliate Loans and Defaults

We have been funded by loans from affiliates. For the period of February 20, 2020 through December 31, 2020 the Company received $116,000 in shareholder loans that are non-interest bearing and due on demand. The Company has made payments of $100,000 toward repayment of the loans. The Company had no affiliate loan activity (borrowing or payments) during the year ended December 31, 2021. The loans are not currently in default as the lenders have granted verbal extensions.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

Indemnification of Directors and Officers

Our Certificate of Incorporation and Bylaws do not have any specific provisions relating to indemnification of our officers and directors.  Without limiting the application of the foregoing, the Board of Directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Delaware, and may cause the Company to purchase and maintain insurance on behalf of any person who is or was a director or officer of the Company, or is or was serving at the request of the Company as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Company would have the power to indemnify such person. The indemnification provided shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs, executors and administrators of such person.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We have not entered into any agreements with our directors and executive officers that require us to indemnify these persons against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred (including expenses of a derivative action) in connection with any proceeding, whether actual or threatened, to which any such person may be made a party by reason of the fact that the person is or was a director or officer of our Company or any of our affiliated enterprises. We do not maintain any policy of directors’ and officers’ liability insurance that insures its directors and officers against the cost of defense, settlement or payment of a judgment under any circumstances.

Director Independence

Our board of directors is currently composed of four members, only three of whom could qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has engaged Heaton & Company, PLLC (“Heaton”) as the Company’s independent registered public accounting firm.

The Company’s CEO sign engagement letters with Heaton before Heaton does any audit or tax-related work for the Company. Heaton was approved to provide audit services for the Company for the years ended December 31, 2021 and 2020. Heaton does not provide tax services for the Company.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Heaton:

For the year ended December 31, 2021:	For the year ended December 31, 2020:
Audit Fees: $32,000	Audit Fees: $32,000
Audit-Related Fees: None	Audit-Related Fees: None
Tax Fees: None	Tax Fees: None
All Other Fees: None	All Other Fees: None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended
10.1*	Software Licensing and Exclusivity Agreement dated September 2, 2021 between KwikClick, Inc. and NewAge, Inc.
10.2*	Employment Agreement dated September 21, 2021 – Matthew Williams
This Form
10-K	April 13, 2022
31.1

Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Fred W. Cooper

31.2

Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Jeffery A. Jensen

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Fred W. Cooper
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffery A. Jensen

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

* Filed with the Registration Statement Form 10-12(g) on September 30, 2021

ITEM 16. FORM 10–K SUMMARY

This Item is optional. We may provide summaries in future Form 10-K filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Fred W. Cooper

Fred W. Cooper, Chief Executive Officer and Director

Date: April 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred W. Cooper

Fred W. Cooper, Chief Executive Officer and Director

Principal Executive Officer

Date: April 13, 2022

By: /s/ Jeffery A Jensen, CPA

Jeffery A Jensen, CPA, Controller and Treasurer

Principal Financial Officer

Date: April 13, 2022

By: /s/ Rodney Wilkinson

Rodney Wilkinson Secretary

Date: April 13, 2022

/s/ Daniel Shaw

Daniel Shaw

Director

Date: April 13, 2022

/s/ Jeff Roberts

Jeff Roberts

Director

Date: April 13, 2022

/s/ David Hunt

David Hunt

Director

Date: April 13, 2022

KWIKCLICK, INC. AND SUBSIDIARY KWIKCLICK, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KwikClick, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KwikClick, Inc. the Company) as of December 31, 2021, and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and from February 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and from February 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has not yet generated revenues sufficient to cover its operating expenses and has negative working capital. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock for Services

As described in Note 5 to the consolidated financial statements, the Company issued common stock for services. Management establishes their estimate for the value of the stock for services using recent sales of common stock.

The principal considerations for our determination that performing procedures relating to stock for services is a critical audit matter are due to the material impact it has on the consolidated financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of the historical sales of stock used by management to determine the expense related to stock for services.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 14, 2022

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

	2021	2020
ASSETS
Current Assets
Cash and Equivalents	$609,862	$772,458

Total Current Assets	609,862	772,458

Fixed Assets
Office Equipment	4,483	1,803
Less Depreciation	(1,848)	(1,803)
Net Fixed Assets	2,635	-

Intangible Assets
Patents	634,317	195,188
Less Amortization	(20,810)	(4,802)
Net Intangible Assets	613,507	190,386

TOTAL ASSETS	$1,226,004	$962,844

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$572,808	$8,037
Shareholder Loans	34,489	34,489
Accrued Liabilities – Related Party	333,333	-
Accrued Liabilities	11,513	-
Stock Issuance Liability	1,086,042	-
Taxes Payable	213	5,419
Total Current Liabilities	2,038,398	47,945

Total Liabilities	2,038,398	47,945

Stockholders' Equity
Preferred stock $0.0001 par value 5,000,000 Series B shares authorized, 0 and 100,000 shares issued and outstanding, respectively	-	10
Common stock—$0.0001 par value 250,000,000 shares authorized, 115,912,605 and 109,692,605 issued and outstanding, respectively	11,591	10,969
Additional paid-in-capital	1,728,675	1,086,529
Accumulated deficit	(2,552,660)	(182,609)
Total Stockholders' Equity (Deficit)	(812,394)	914,899

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,226,004	$962,844

The accompanying footnotes are an integral part of these consolidated financial statements

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	From Inception on February 20, 2020 to December 31,
	2021	2020

Revenue	$102,311	$-
Revenue – Related Party	150,000	-
Total Revenue	252,311	-

Cost of Goods Sold	76,671	-

Gross Profit	175,640	-

Operating Expenses
General and Administrative	3,645	481
Amortization and Depreciation	16,053	4,802
Legal and Professional	163,232	35,658
Marketing	94,122	-
Office Supplies	15,848	5,987
Outside Services	1,679,333	135,681
Payroll Expense	561,732	-
Rent	11,726	-
Total Operating Expenses	2,545,691	182,609

Operating Loss	(2,370,051)	(182,609)

Income tax expense	-	-

Net Loss	$(2,370,051)	$(182,609)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	113,964,459	67,179,318

The accompanying footnotes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Year Ended December 31, 2021 and from Inception on February 20, 2020 through December 31, 2020

					Additional		Totals
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – February 20, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Merger recapitalization	100,000	10	99,778,759	9,978	(41,912)		(31,924)
Issuance of common shares for cash			4,913,846	491	628,941		629,432
Issuance of common shares for conversion of Note Payable			5,000,000	500	499,500		500,000
Net Loss						(182,609)	(182,609)

Balance - December 31, 2020	100,000	10	109,692,605	10,969	1,086,529	(182,609)	914,899
Cancellation of preferred shares	(100,000)	(10)	-	-	10	-	-
Issuance of common shares for services			6,000,000	600	119,400		120,000
Stock Options issued for Services			-	-	302,758		302,758
Issuance of common shares for cash	-	-	220,000	22	219,978	-	220,000
Net Loss	-	-	-	-	-	(2,370,051)	(2,370,051)
Balance - December 31, 2021	-	$-	115,912,605	$11,591	$1,728,675	$(2,552,660)	$(812,394)

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From Inception on
	Year Ended	February 20, 2020
	December 31,	to December 31,
	2021	2020

OPERATING ACTIVITIES
Net Loss	$(2,370,051)	$(182,609)
Adjustments to reconcile Net Loss to net cash used by Operating Activities
Amortization and Depreciation	16,053	4,802
Stock issued for services	120,000	-
Stock option expense	302,758	-
Change in operating assets and liabilities
Accounts Payable	564,771	-
Accrued Liabilities	11,513	-
Accrued Liabilities – Related Party	333,333	-
Taxes Payable	(5,206)	-

Net cash used by Operating Activities	(1,026,829)	(177,807)

INVESTING ACTIVITIES
Purchase of Office Equipment	(2,680)	-
Purchase of Patents	(439,129)	(195,188)
Net cash used by Investing Activities	(441,809)	(195,188)

FINANCING ACTIVITIES
Proceeds from Shareholder Loans	-	116,000
Repayment of Shareholder Loans	-	(100,000)
Proceeds from Convertible Note Payable	-	500,000
Proceeds from liability of stock issuance	1,086,042
Proceeds from sale of common stock	220,000	629,432

Net cash provided by Financing Activities	1,306,042	1,145,432

Net cash increase (decrease) for year	(162,596)	772,437

Cash at the beginning of period	772,458	21
Cash at the end of period	$609,862	$772,458

Supplemental Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Conversion of Note Payable to shares of common stock	$-	$500,000
Preferred Stock Cancellation	$10	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Inception on February 20, 2020 to December 31, 2020

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

KwikClick, Inc., (the Company) a Delaware corporation was organized pursuant to the laws of the State of Delaware on November 16, 1993 under the name of CSL Lighting Manufacturing, Inc. On February 5, 2001, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “TBDOne, Inc.” On November 14, 2012, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Fortecx, Inc.” to reflect the Company’s business of working with and acquiring and developing software platforms in the foreign exchange trading industry. The results were mixed, and management did not believe that the business line was likely to be successful. As a result, in approximately October 2016, the Company formally divested itself of foreign exchange related software and shifted its interest toward data centers. The results were mixed, and management did not believe that the business line was likely to be successful. In 2020, the Company’s focus turned to its current KwikClick business.

Increase of Authorized Common Stock

On June 10, 2020, the Company amended its Certificate of Incorporation to increase its authorized common stock to 5,000,000,000 shares from 150,000,000 shares.

Acquisition of 100% of KwikClick, LLC by KwikClick, Inc.

On June 10, 2020, the Company entered into an Agreement and Plan of Exchange ("Exchange") with KwikClick, LLC ("Kwiksub"). Pursuant to the Exchange, all of the 100,000 authorized, issued and outstanding units of KwikClick, LLC were transferred to the Company in exchange for 4,000,000,000 shares of Common Stock of the Company. As a result of the Exchange, Kwiksub became a wholly owned subsidiary of the Company. At the time of the Exchange Fred W. Cooper was appointed CEO of the Company and has served as the principal manager of both the Company and Kwiksub since that time.

The transaction has been treated as a recapitalization of the Company. All costs related to the transaction are being charged to operations as incurred. The consolidated financial statements include the balance sheets as of December 31, 2020 of KwikClick, LLC and KwikClick, Inc. and the results of operations and cash flows of KwikClick, LLC from February 20, 2020 (inception) through December 31, 2020 and of KWIKClick, Inc. from June 10, 2020 through December 31, 2020.   The consolidated financial statements as of December 31, 2021, include the balances sheets of KwikClick, LLC and KwikClick, Inc. and the results of operations and cash flows for the year ended December 31, 2021.

Name Change, Reduction of Authorized Stock, and 1-for-40 Reverse Stock Split

On September 30, 2020, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to KwikClick, Inc. and to decrease its authorized common stock to 250,000,000 shares from 5,000,000,000 shares in connection with a 1-for-40 reverse stock split. The 1-for-40 reverse stock split effectuated on November 12, 2020 and has been retroactively reflected in the accompanying financial statements.

On September 2, 2021 the Company entered into a Software Licensing and Exclusivity Agreement ("SL Agreement") with NewAge, Inc, a Delaware corporation ("NewAge").  NewAge is a seller of products through so-called "network marketing" or "direct selling".  NewAge is a related party.  Fred Cooper is a shareholder in NewAge and has significant influence. The SL Agreement grants NewAge exclusive rights to use the Company's software in the direct selling industry.  The SL Agreement requires that NewAge pay a monthly $50,000 base license fee.  In addition to the license fee, NewAge is required to pay commissions generally ranging from 3.0% to 4.0% of net sales of product using the

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Inception on February 20, 2020 to December 31, 2020

NOTE 1. GENERAL ORGANIZATION AND BUSINESS—Continued

KwikClick platform.  Through December 31, 2021, the Company has not generated significant income from commissions under the SL Agreement.  The Company has recognized $150,000 of base license fee revenue with NewAge during the year ended December 31, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company's fiscal year end is December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary KwikClick LLC. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

		From Inception
	Year Ended	February 20, 2020
Loss Per Share	December 31,	to December 31,
	2021	2020
Net Loss	$ (2,370,051)	$ (182,609)
Basic and Diluted Loss per Common Share	$ (0.02)	$ (0.00)
Basic and Diluted Weighted Average Common Shares
Outstanding	113,964,459	67,179,318

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares related to convertible preferred stock is not reflected in diluted earnings per share because the Company incurred a net loss and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.  There are no anti-dilutive instruments outstanding during the periods presented.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major betterments and additions are charges to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment as of December 31, 2021 and 2020 were as follows:

	2021	2020
Office Equipment	$ 4,483	$ 1,803
Less Depreciation	(1,848)	(1,803)
	$ 2,635	$ -

Intangible Assets

Patents are recorded at cost.  Expenditures for securing the patents are charges to the asset account.

Intangible Assets as of December 31, 2021 and 2020 were as follows:

	2021	2020
Patents	$ 634,317	$ 195,188
Less Amortization	(20,810)	(4,802)
	$ 613,507	$ 190,386

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the year ended December 31, 2021 and period from inception on February 20, 2020 to December 31, 2020, the Company recorded depreciation expense of $45 and $0.

Amortization of Patents is computed by the straight-line method over the useful lives of the patents, which are twenty years.

During the year ended December 31, 2021 and period from inception on February 20, 2020 to December 31, 2020, the Company recorded amortization expense of $16,008 and $4,802, respectively.

Future Amortization Expense

Year	Amount
2022	$ 31,399
2023	31,399
2024	31,399
2025	31,399
2026	31,399
Thereafter	456,512
$ 613,507

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.  The core principle of the revenue standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  The following five steps are applied to achieve that core principle:

•Step 1:  Identify the contract with the customer

•Step 2:  Identify the performance obligations in the contract

•Step 3:  Determine the transaction price

•Step 4:  Allocate the transaction price to the performance obligations in the contract

•Step 5:  Recognize revenue when or as the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct.  A performance obligation meets ASC 606’s definition of a “distinct” good or service if both of the following criteria are met:  The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

The Company has two main revenue sources: sales of products on the KWIKClick app and license revenue.  The KWIKClick app help stores market their products through affiliate marketing.  Stores list their product on the KWIKClick app and give a discount off of their regular retail price to pay the affiliates that share the product with friends or family.  Sales of products on the KWIKClick app are recognized at the time the goods leave the shipper.  Generally, a principal provides goods or services directly to the end customer, while an agent arranges for another party to provide its goods or services to the end customer.  The Company is considered a principal because the Company assumes all risk of loss and is responsible for the sale and any refunds.  The license revenue is an agreement giving exclusive rights to the Company’s software.

Shipping and handling costs are recognized as revenue and recorded at gross when incurred.

Stock Based Compensation

The Company recognizes stock-based compensation under ASC718, Stock Based Compensation.  ASC 718 requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the financial statements based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or non-employee is required to provide service in exchange for the reward- known as the requisite service period. The grant-date fair value of share options and similar instruments are estimated using the Black Scholes option-pricing model adjusted for the unique characteristics of those instruments.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Fair Value of Financial Investments

The fair value of cash and equivalents, accounts payable, accrued liabilities, accrued liabilities – related party, taxes payable, and shareholder loans approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company expenses advertising and marketing costs as incurred. Marketing expense was $94,122 and $0 for the year ended December 31, 2021 and the period from inception on February 20, 2020 to December 31, 2020, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Authoritative Accounting Pronouncements

The Company has reviewed all recently issued pronouncements and has determined them to have no current applicability to the Company, or their effect on the financial statements is not significant.

Concentration of Credit Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company's cash balance on December 31, 2021 and 2020 was in excess of the FDIC Limit by $347,121 and $522,458 respectively.

NOTE 3. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $2,370,051 for the year ended December 31, 2021. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. As a result of the Covid-19 crisis, the Company may experience difficulties in raising these funds due to economic impacts on funding sources. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 4. INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2021 or 2020.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	2021	2020
Deferred tax asset:
Net operating loss carryover	$ 377,280	$ 38,348
Valuation allowance	(377,280)	(38,348)
	$ -	$ -

A reconciliation of amounts obtained by applying Federal tax rates of 21% to pre-tax income to income tax benefit is as follows:

	2021	2020
Book income	$ (497,711)	$ (38,348)
Stock for services	25,200
Stock options	63,579
Accrued liabilities – related party (unissued stock compensation)	70,000
Change in Valuation Allowance	338,932	38,348
Income tax expense	$ -	$ -

NOTE 5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which 100,000 have been designated as Series B Super Voting Convertible Preferred Stock. The Company's Series B Super Voting Convertible Preferred Stock, par value $0.0001, has voting rights equal to 1,500 common stock votes for each share of Series B Super Voting Convertible Preferred Stock held. The holders of shares of Preferred Stock are entitled to vote on all matters on which the Common Stock is entitled to vote, unless otherwise required by applicable law and except in cases where the rights and privileges of the holders of Common Stock may be altered or diminished. The holders of Preferred Stock are entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company. The Series B Super Voting Convertible Preferred Stock shares are not entitled to dividends or liquidation preferences.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 5. STOCKHOLDERS' EQUITY—Continued

As of December 31, 2020, the 100,000 shares of Series B Super Voting Convertible Preferred Stock issued and outstanding were owned by Fred Cooper, our CEO.  On or about September 21, 2021, Mr. Cooper tendered the 100,000 Shares for cancellation. Currently, there are no shares of Series B Super Voting Convertible Preferred Stock outstanding.

Common Stock

On June 10, 2020, the Company entered into an Agreement and Plan of Exchange with KwikClick LLC ("Kwiksub"). Pursuant to the Exchange, all 100,000 authorized, issued and outstanding units of KwikClick LLC were transferred to the Company in exchange for 98,928,848 shares of Common Stock of the Company and as part of the recapitalization entry 849,911 shares previously issued were recorded. As a result of the Exchange, Kwiksub became a wholly owned subsidiary of the Company.

During the period of February 20, 2020 (inception) to December 31, 2020, the Company issued 4,913,846 shares of common stock for $629,432.

During the year ended December 31, 2020 the Company issued a Convertible Note Payable in the amount of $500,000. The Note Payable was converted into 5,000,000 shares of common stock during 2020.

During the year ended December 31, 2021 the Company issued 220,000 shares of common stock for total proceeds of $220,000.  The Company also received total proceeds of $1,086,042 for the sale of common stock which have not been issued.  The $1,086,042 has been recorded as a Stock Issuance Liability on the balance sheet.

During the year ended December 31, 2021, the Company also issued 6,000,000 to a company that is a related party for services performed between January 1, 2021 through December 31, 2021. The shares had a fair value of $120,000.

There are 250,000,000 Common Shares authorized with 115,912,605 and 109,692,605 shares issued and outstanding on December 31, 2021 and 2020, respectively.

2021 Equity Options

The Company agreed on October 14, 2021 to issuance stock options to purchase 100,000 shares of KwikClick common shares to four individuals.  The Company’s Board of Directors Daniel Shaw, Jeff Roberts, and David Hunt and the Company’s Attorney Rodney Wilkinson at an exercise price of $1.00 per share.  The stock options expire three years from issuance and had a grant date fair value of $302,758.

The fair market value of stock options is estimated using the Black-Scholes-Merton valuation model and the Company used the following  assumptions to determine the grant date fair value:

2021
Expected term (in years)	3
Expected stock price volatility	250%
Risk-free interest rate	3.71%
Expected dividend yield	0

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 5. STOCKHOLDERS' EQUITY—Continued

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2020	-	-
Granted	400,000	$1.00
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2021	400,000	$1.00

2021 Equity Incentive Plan

Our Board of Directors adopted the 2021 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, directors and consultants are eligible to participate in the 2021 Plan.

NOTE 6. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the year ended December 31, 2021 and period of February 20, 2020 (inception) to December 31, 2020, Fred Cooper, our majority shareholder and CEO, loaned the Company $0 and $10,000, respectively, to fund operations. During the same periods, the Company repaid $0 and $0, respectively.

From February 20, 2020 (Inception) through December 31, 2020, Craig Pickering, a shareholder, loaned the Company $6,000, to fund operations. During the year ended December 31, 2020, the Company repaid $0.

From February 20, 2020 (Inception) through December 31, 2020, Fred Cooper, a shareholder, loaned the Company $110,000, to fund operations. During the year ended December 31, 2020, the Company repaid $100,000.

The loans are non-interest bearing and due on demand. As of December 31, 2021 and 2020, $34,489 and $34,489, respectively, was owed on these loans.

Equity Transactions

During the year ended December 31, 2021, the Company granted 100,000 stock options to members of its Board of Directors and an Officer (see Note 5).

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021 and

Period of Inception on February 20, 2020 to December 31, 2020

NOTE 6. RELATED PARTY TRANSACTIONS —Continued

During the year ended December 31, 2021, the Company also issued 6,000,000 to a company Wilbright LLC, that is controlled by Craig Pickering, for services performed between January 1, 2021 through December 31, 2021. The shares had a fair value of $120,000.

Fred W. Cooper, our CEO, Chairman of our board of directors and our majority stockholder with voting control over our company, is a director and stockholder at NewAge. Mr. Cooper also was CEO and controlling stockholder of Ariix, Inc., which NewAge acquired in 2020. Mr. Cooper has significant connections at, and is able to have significant influence over, NewAge. The SL Agreement described in Note 1 is, at minimum in large part, a result of Mr. Cooper’s connection and influence at NewAge.

Accrued Liabilities – Related Party

Matt Williams, President of the Company, is being compensated solely with common stock and per his employment agreement is to receive 83,333 shares of common stock per month.  The Company did not issue Mr. Williams 83,333 shares of common stock for the months of September, October, November, and December.  The Company sold stock for $1 per share in the month of September and determined to use the sale price of the stock as the fair market value of the stock owed to Mr. Williams.  Mr. William’s compensation was entered as an expense on the Statement of Operations in the amount of $333,333 and recorded as Accrued Liabilities – Related Party on the balance sheet.

Revenue – Related Party

The Company recognized $150,000 in revenue in the year ended December 31, 2021 from the SL Agreement with NewAge.

NOTE 7. SUBSEQUENT EVENTS

Subsequent events were evaluated through the date the financial statements were issued and did not note any items that required disclosure.