Form 10-Q
period 2022-03-31
KwikClick, Inc.
filed 2022-05-16
CIK 1884164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4463033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West 500 South Suite 130
Bountiful, Utah	84010
(Address of principal executive offices)	(Zip Code)

(801) 243-4840

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

________________________

(Title of Class)

KWIK

________________________

Trading Symbol

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding at May 13, 2022: 115,912,605.

KWIKCLICK, INC.

PART I FINCANCIAL INFORMATION

Item 1 Financial Statements

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Equivalents	$339,807	$609,862
Accounts Receivable	51,806	-

Total Current Assets	391,613	609,862

Fixed Assets
Office Equipment	12,020	4,483
Less Depreciation	(2,148)	(1,848)
Net Fixed Assets	9,872	2,635

Intangible Assets
Patents	634,317	634,317
Less Amortization	(28,660)	(20,810)
Net Intangible Assets	605,657	613,507

Right-of-Use Asset	164,633	-
TOTAL ASSETS	$1,171,775	$1,226,004

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$539,051	$572,808
Shareholder Loans	534,489	34,489
Accrued Liabilities – Related Party	604,632	333,333
Accrued Liabilities	15,097	11,513
Stock Issuance Liability	1,056,042	1,086,042
Taxes Payable	616	213
Lease Obligation - Current	58,051	-
Total Current Liabilities	2,807,978	2,038,398

Lease Obligation	99,043	-
Total Liabilities	2,907,021	2,038,398

Stockholders' Deficit
Preferred stock $0.0001 par value 5,000,000 shares authorized, 100,000 designated as Series B of which 0 shares are issued and outstanding	-	-
Common stock—$0.0001 par value 250,000,000 shares authorized, 115,912,605 shares issued and outstanding	11,591	11,591
Additional paid-in-capital	1,728,675	1,728,675
Accumulated deficit	(3,475,512)	(2,552,660)
Total Stockholders' Deficit	(1,735,246)	(812,394)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,171,775	$1,226,004

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Revenue – Sales of Product	$103,911	$-
Revenue – Related Party	150,000	-
Total Revenue	253,911	-

Cost of Goods Sold
Product	38,288	-
Kwik Points	7,935	-
Shipping	895	-
Total Cost of Goods Sold	47,118	-

Gross Profit	206,793	-

Operating Expenses
General and Administrative	59,435	22,036
Amortization	7,850	2,627
Depreciation	300	-
Legal and Professional	76,215	20,000
Marketing	65,329	21,780
Office Supplies	9,553	4,551
Outside Services	656,261	174,610
Payroll Expense	242,262	-
Rent	12,440	-
Total Operating Expenses	1,129,645	245,604

Operating Loss	(922,852)	(245,604)

Net Loss	$(922,852)	$(245,604)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	115,912,605	109,692,605

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

					Additional		Totals
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	100,000	$10	109,692,605	$10,969	$1,086,529	$(182,609)	$914,899

Net Loss	-	-	-	-	-	(245,604)	(245,604)
Balance - Mar 31, 2021	100,000	10	109,692,605	10,969	1,086,529	(428,213)	669,295

Balance - December 31, 2021	-		115,912,605	11,591	1,728,675	(2,552,660)	(812,394)

Net Loss	-	-	-	-	-	(922,852)	(922,852)
Balance - Mar 31, 2022	-		115,912,605	11,591	1,728,675	(3,475,512)	(1,735,246)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

OPERATING ACTIVITIES
Net Loss	$(922,852)	$(245,604)
Adjustments to reconcile net loss to net cash used in operations
Amortization	7,850	2,627
Depreciation	300	-
Change in operating assets and liabilities
Accounts Receivable	(51,806)	-
Accounts Payable	(33,757)	-
Accrued Liabilities – Related Party	271,299	-
Accrued Liabilities	3,584	-
Taxes Payable	403	-

Net cash used by Operating Activities	(724,979)	(242,977)

INVESTING ACTIVITIES
Purchase of Equipment	(7,537)	-
Purchase of Patents	-	(80,000)
Net cash used by Investing Activities	(7,537)	(80,000)

FINANCING ACTIVITIES
Proceeds from shareholder loans	500,000	-
Lease Deposits	(7,539)
Repayment of stock issuance liability	(30,000)	-
Proceeds from stock issuance liability	-	4,000

Net cash provided by Financing Activities	462,461	4,000

Net cash decrease for period	(270,055)	(318,977)

Cash at the beginning of period	609,862	772,457
Cash at the end of period	$339,807	$453,480

Supplemental Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Initial recognition of right of use asset	$157,094	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021(Unaudited)

NOTE 1. BUSINESS

KwikClick, Inc., (the Company) was organized pursuant to the laws of the State of Delaware on November 16, 1993 under the name of CSL Lighting Manufacturing, Inc. On February 5, 2001, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “TBDOne, Inc.” On November 14, 2012, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Fortecx, Inc.” to reflect the Company’s business of working with and acquiring and developing software platforms in the foreign exchange trading industry.

In 2020, the Company’s focus turned to its current KwikClick business.  The Company commenced revenue generation in September 2021 in connection with its software license with NewAge. Despite the license agreement being the source of the Company’s initial revenue related to its recent business pivot, revenues are anticipated to be primarily sourced from the Company taking a portion of revenue generated through the KwikClick platform. The platform is designed to allow sellers to make products or services available on the KwikClick platform and offer a self-determined discount on good(s) or service(s) or entire order(s) in exchange for exposure and substantially increased sales volume from KwikClick participants.  This discount provided by third-party sellers of products is divided among the purchaser (0-10%), KwikClick (15-25%) and the balance is paid in the form of commissions to other participants on social media who introduce the product to contacts, friends, followers etc. that result in additional purchases.

On September 2, 2021 the Company entered into a Software Licensing and Exclusivity Agreement ("SL Agreement") with NewAge, Inc, a Delaware corporation ("NewAge").  NewAge is a seller of products through so-called "network marketing" or "direct selling".  NewAge is a related party, as Fred Cooper (our CEO and majority shareholder) is a shareholder in NewAge and has significant influence. The SL Agreement grants NewAge exclusive rights to use the Company's software in the direct selling industry.  The SL Agreement requires that NewAge pay a monthly $50,000 base license fee.  In addition to the license fee, NewAge is required to pay commissions generally ranging from 3.0% to 4.0% of net sales of product using the KwikClick platform.  NewAge was unable to meet the minimum revenues set out in the SL Agreement necessary to maintain exclusivity.  However, we are discussing amending the SL Agreement to extend the exclusivity period for NewAge.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company's fiscal year end is December 31.

Principles of Consolidation

The accompanying consolidated0 financial statements include the accounts of the Company and its wholly-owned subsidiary KwikClick LLC. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Loss Per Share	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Net Loss	$(922,852)	$(245,604)
Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares
Shares Outstanding	115,912,605	109,692,605

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company did not have any potential common shares during the three months ended March 31, 2022 and the dilutive effect of potential common shares related to convertible preferred stock during the three months ended 2021 is not reflected in diluted earnings per share because the Company incurred a net loss and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major betterments and additions are charges to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Office Equipment	$12,020	$4,483
Less Depreciation	(2,148)	(1,848)
	$9,872	$2,635

Intangible Assets

Patents are recorded at cost.  Expenditures for securing the patents are charges to the asset account.

Intangible Assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Patents	$634,317	$634,317
Less Amortization	(28,660)	(20,810)
	$605,657	$613,507

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $300 and $0, respectively.

Amortization of Patents is computed by the straight-line method over the useful lives of the patents, which are twenty years.

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $7,850 and $2,627, respectively.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

•Step 5:  Recognize revenue when the Company satisfies a performance obligation

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

The license revenue is an agreement with NewAge Inc (SL Agreement) giving exclusive rights to the Company’s software.  The SL Agreement requires that NewAge pay a monthly $50,000 base license fee.  In addition to the license fee, NewAge is required to pay commissions generally ranging from 3.0% to 4.0% of net sales of product using the KwikClick platform.  NewAge was unable to meet the minimum revenues set out in the SL Agreement necessary to maintain exclusivity.  However, we are discussing amending the SL Agreement to extend the exclusivity period for NewAge.

Shipping and handling costs are recognized as revenue and recorded at gross when incurred.

Stock Based Compensation

The Company recognizes stock-based compensation under ASC 718, Compensation – Stock Compensation.  ASC 718 requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the financial statements based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or non-employee is required to provide service in exchange for the reward- known as the requisite service period or vesting period. The grant-date fair value of employee share options and similar instruments are estimated using the Black Scholes option-pricing model adjusted for the unique characteristics of those instruments.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities – related party, taxes payable, and shareholder loans payable approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $65,329 and $21,780 for the three months ended March 31, 2022 and 2021, respectively.

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

Recent Authoritative Accounting Pronouncements

The Company has reviewed all recently-issued pronouncements, and has determined them to have no current applicability to the Company, or their effect on the financial statements is not significant.

Concentration of Credit Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company's cash balance at March 31, 2022 was $89,807 in excess of the FDIC Limit. The Company's cash balance at December 31,2021 was in excess of the FDIC Limit by $359,862.

NOTE 3. GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $922,852 for the three months ended March 31, 2022. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. As a result of the Covid-19 crisis, the Company may experience difficulties in raising these funds due to economic impacts on funding sources. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 4. STOCKHOLDERS' EQUITY

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

As of December 31, 2020, the 100,000 shares of Series B Super Voting Convertible Preferred Stock issued and outstanding were owned by Fred Cooper, our CEO.  On or about September 21, 2021, Mr. Cooper tendered the 100,000 Shares for cancellation, resulting in no shares of Series B Super Voting Convertible Preferred Stock outstanding at March 31, 2022 or December 31, 2021.

Common Stock and Stock Issuance Liability

The Company received $1,086,042 in cash for stock that was never issued in 2021.  $30,000 was repaid in 2022.

There are 250,000,000 Common Shares authorized with 115,912,605 shares issued and outstanding as of March 31, 2022 and December 31, 2021.

Stock Options

The Company agreed on October 14, 2021 to issue stock options to purchase 100,000 shares of KwikClick common shares to four individuals.  The Company’s Board of Directors Daniel Shaw, Jeff Roberts, and David Hunt and the Company’s Attorney Rodney Wilkinson at an exercise price of $1.00 per share.  The stock options expire three years from issuance and had a grant date fair value of $302,758.

The fair market value of stock options is estimated using the Black-Scholes-Merton valuation model and the Company used the following assumptions to determine the grant date fair value:

2021
Expected term (in years)	3
Expected stock price volatility	250%
Risk-free interest rate	3.71%
Expected dividend yield	0

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	400,000	$1.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2022	400,000	$1.00

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the three months ended March 31, 2022 and 2021, Fred Cooper, our majority shareholder and CEO, loaned the Company $500,000 and $0, respectively, to fund operations. During the same periods, the Company repaid $0 and $0, respectively.

The loans are non-interest bearing and due on demand. As of March 31, 2022 and December 31, 2021, $534,489 and $34,489, respectively, was owed on these loans.

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

Accrued Liabilities – Related Party

Matt Williams, President of the Company, is being compensated solely with common stock and per his employment agreement is to receive 83,333 shares of common stock per month.  The Company did not issue Mr. Williams 83,333 shares of common stock for the months of January, February and March.  The Company sold stock for $1/share in September 2021 and determined to use the sale price of the stock as the fair market value of the stock owed to Mr. Williams.  During the three months ended March 31, 2022, Mr. William’s compensation was entered as an expense on the Statement of Operations in the amount of $249,999 and recorded as Accrued Liabilities – Related Party on the balance sheet. As of March 31, 2022 and December 31, 2021, the balance owed to Mr. William’s was $583,382 and $333,333, respectively.

Steve Bouck, VP of Finance of the Company, earned 17,300 shares of common stock during the three months ended March 31, 2022.  The shares of common stock were not issued and as of March 31, 2022 and December 31, 2021, the balance owed to Mr. Bouck was $17,300 and $0 respectively.

Bryan Boam, Internet Security of the Company, earned 4,000 shares of common stock during the three months ended March 31, 2022.  The shares of common stock were not issued and as of March 31, 2022 and December 31, 2021, the balance owed to Mr. Boam was $4,000 and $0 respectively.

Revenue – Related Party and Accounts Receivable – Related Party

The Company recognized $150,000 in revenue in the three months ended March 31 2022 from the SL Agreement with NewAge.

NOTE 6. LEASES

The Company accounts for its leases under ASC 842 Leases.  Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement.  If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company's use by the lessor.  The Company's assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising.  The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company's consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligation over the lease term.  A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.  For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable.  The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company's operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term.  For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company's consolidated balance sheet as an accounting policy election.  Leases qualifying for the short-term lease exception were insignificant.  Variable lease costs are recognized as incurred.

During the three months ended March 31, 2022 the Company had a lease obligation for its corporate office located in Bountiful. The term of the lease began on February 15, 2022 and ends on January 15, 2025. The amount of the lease is $4,992.17 per month during year 1, $5,141.93 per month during year 2 and $5,296.19 during year 3.

Lease Expense	2022
Expensed	$ 12,440

As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate in determining the present value of lease payments.  The discount rate used in the computation was 8%. Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	2022
Operating Lease Right of Use Asset	Right of Use Asset	$ 157,094

Liability	Balance Sheet Line	2022
Current Operating Lease Obligation	Lease Obligation - Current	$ 58,051
Long Term Lease Obligation	Lease Obligation	99,043

The following table represents our future minimum operating lease payments in accordance with ASC 842 during the following periods:

Year Ended December 31:

2022 (remaining 9 months)	$44,930
2023	61,553
2024	63,400
2025	5,296
Total of undiscounted lease payments	175,179
Less imputed interest	(18,085)
Present value of lease liability	$157,094

NOTE 7. Subsequent Events

Subsequent events were evaluated through the date the financial statements were issued and no subsequent events have happened that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include, without limitation:

●Market acceptance of our products and services;

●Competition from existing products or new products that may emerge;

●The implementation of our business model and strategic plans for our business and our products;

●Estimates of our future revenue, expenses, capital requirements and our need for financing;

●Our financial performance;

●Current and future government regulations;

●Developments relating to our competitors; and

●Other risks and uncertainties, including those listed under the section titled “Risk Factors” in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on April 14, 2022.

Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report and in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022. You can read these documents at www.sec.gov.

Overview

KwikClick, Inc. was organized pursuant to the laws of the State of Delaware on November 16, 1993 under the name of CSL Lighting Manufacturing, Inc.  On February 5, 2001, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “TBDOne, Inc.”  On November 14, 2012, the Company amended its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Fortecx, Inc.” to reflect the Company’s business of working with and acquiring and developing software platforms in the foreign exchange trading industry.

In 2020, the Company’s focus turned to its current KwikClick business. The Company commenced revenue generation in September 2021 in connection with its software license with NewAge. Despite the license agreement being the source of the Company’s initial revenue related to its recent business pivot, revenues are anticipated to be primarily sourced from the Company taking a portion of revenue generated through the KwikClick platform. The platform is designed to allow sellers to make products or services available on the KwikClick platform and offer a self-determined discount on good(s) or service(s) or entire order(s) in exchange for exposure and substantially increased sales volume from KwikClick participants.  This discount provided by third-party sellers of products is divided among the purchaser (0-10%), KwikClick (15-25%) and the balance is paid in the form of commissions to other participants on social media who introduce the product to contacts, friends, followers etc. that result in additional purchases.

Revenues

As of the date of the March 31, 2022 financial statements, the Company is early revenue. The Company commenced revenue generation in September 2021 in connection with its software license with NewAge. Despite the license agreement being the source of the Company’s initial revenue related to its recent business pivot, revenues are anticipated to be primarily sourced from the Company taking a portion of revenue generated through the KwikClick platform. The platform is designed to allow sellers to make products or services available on the KwikClick platform and offer a self-determined discount on good(s) or service(s) or entire order(s) in exchange for exposure and substantially increased sales volume from KwikClick participants.  This discount provided by third-party sellers of products is divided among the purchaser (0-10%), KwikClick (15-25%) and the balance is paid in the form of commissions to other participants on social media who introduce the product to contacts, friends, followers etc. that result in additional purchases.

Operating Expenses

Since KwikClick, LLC’s inception in 2020, the Company has spent considerable time and effort developing its intellectual property and business plan. Operating expenses for the quarter ended March 31, 2022 were $1,129,645 as compared to $245,604 for the comparable March 31, 2021 period, an increase of approximately 360%. The increase is primarily a result of adding approximately 35 employees and consultants to our monthly expense outlays, including approximately a dozen full-time employees. The employees and consultants worked on design and coding of our website, applications and platform, marketing, legal, accounting and typical general and administrative expenses in connection with running the business. The expenses in connection with the Company’s primary revenue source is expected to mostly consists of Commission payments made to influencers/users of the KwikClick platform.

Liquidity and capital resources

Since the acquisition of the KwikClick subsidiary in June 2020, the Company has been primarily funded by loans and sales of stock to third-party investors. In 2021, we raised an additional $220,000 by selling 220,000 shares of common stock and also received $1,086,042 for stock that has yet to be issued of which $30,000 has been repaid in 2022.

In 2020, Fred Cooper loaned the Company $116,000 and was repaid $100,000.  This increased the Note to Shareholder by $16,000 bringing the balance to $34,489 on December 31, 2020 and 2021.  During the three months ended March 31, 2022 Fred Cooper loaned the Company $500,000 and $0 was repaid.  This increased the Note to Shareholder by $500,000 bringing the balance to $534,489 on March 31, 2022.

As of March 31, 2022, we had cash of $339,807 compared to $609,862 in cash on December 31, 2021. Most of the cash depletion in 2022 quarter to date has been due to a significantly larger number of employees and expanded business operations. Based on currently available capital resources (cash), we estimate that we would be able to conduct our planned operations for one or two months.  We have increased our “burn rate” to approximately $200,000 per month. We estimate that at our current cash “burn rate”, we cannot survive for more than a month or two unless we continue to receive revenues from New Age pursuant to the SL Agreement, increase commission revenues, and obtain at least another $1,000,000 to $2,000,000 in additional equity financing. There is no assurance that we can maintain revenues, increase revenues and/or obtain the necessary equity financing, much less on reasonable terms.

Our current liabilities as of March 31, 2022 totaled $2,807,978, compared to $2,038,398 on December 31, 2021. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  Currently, there can be no assurance that the Company will be able to raise additional funds necessary to further develop or operate its business or that such funding can be at commercially reasonable terms.

We have historically been funded primarily from private placements of stock and loans from Company affiliates and may continue to be so funded in for the foreseeable future. However, there is no assurance that we can obtain additional funds. We have generated limited revenue though we have developed much of our technology in order to initiate business in the online, social media marketing space. We have also been required to maintain our corporate existence and satisfy the requirements of being a public company since we have become a filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the quarter ended March 31, 2022 we reported a net loss of $922,852 compared to $245,604 for the period ended March 31, 2021 and had negative cash flows from operating activities totaling $732,516 in the first quarter of 2022 compared to $242,977 to the comparative period ended March 31, 2021.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company had a net loss of $922,852 for the quarter ended March 31, 2022, and an accumulated deficit of $3,475,512 at March 31, 2022.  If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  There are currently no plans or agreements in place to provide such funding.  The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.  As a result of the Covid-19 crisis, the Company may experience difficulties in raising these funds due to economic impacts on funding sources.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

Critical accounting policies are discussed in Note 1 of the financial statements accompanying this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any party has an interest adverse to us.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulations D and S promulgated thereunder, in that such sales and issuances (i) did not involve a public offering, or (ii) were made to non-U.S. Persons and otherwise complied with Rule 903 promulgated under the Securities Act, or (iii) were made pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibit

Exhibit No.	Description
3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended
10.1*	Software Licensing and Exclusivity Agreement dated September 2, 2021 between KwikClick, Inc. and NewAge, Inc.
10.2*	Employment Agreement dated September 21, 2021 – Matthew Williams
This Form
10-K	March 31, 2022
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

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Fred W. Cooper
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffery A. Jensen

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

* Filed with the Registration Statement Form 10-12(g) on September 30, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Fred W. Cooper
Fred W. Cooper,
Chief Executive Officer and Director
Principal Executive Officer
Date: May 13, 2022

By: /s/ Jeffery A Jensen, CPA
Jeffery A Jensen,
CPA, Controller and Treasurer
Principal Financial Officer
Date: May 13, 2022