Form 10-Q
period 2022-06-30
KwikClick, Inc.
filed 2022-08-22
CIK 1884164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

                    NONE

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, par value $0.0001 per share

(Title of Class)

                   KWIK

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding at August 19, 2022:  127,967,606

KWIKCLICK, INC.

PART I FINCANCIAL INFORMATION

Item 1 Financial Statements

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$15,462	$609,862
Accounts receivable, net	50,000	-
Total current assets	65,462	609,862
Equipment, net	6,177	2,635
Intellectual property, net	781,635	613,507
Right of use asset	144,323	-
Total assets	$997,597	$1,226,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$513,430	$572,808
Accrued liabilities	41,435	345,059
Lease obligation	51,288	-
Shareholder loans	884,489	34,489
Stock issuable	4,010	1,086,042
Total current liabilities	1,494,652	2,038,398
Long-term liabilities:
Lease obligation, net of current portion	93,791	-
Total liabilities	1,588,443	2,038,398

Stockholders' deficit
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 250,000,000 shares authorized; 117,967,605 and 115,912,605 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11,797	11,591
Additional paid-in-capital	4,222,867	1,728,675
Accumulated deficit	(4,825,510)	(2,552,660)
Total stockholders' deficit	(590,846)	(812,394)
Total liabilities and stockholders' deficit	$997,597	$1,226,004

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,	June 30,
	2022	2021	2022	2021

Revenues:
Product sales	$72,189	$-	$176,100	$-
Licensing	150,000	-	300,000	-
Net revenue	222,189	-	476,100	-

Operating costs and expenses:
Cost of revenues	32,912	-	80,030	-
Management and payroll	1,265,075	259,425	2,163,598	434,035
General and administrative	274,200	72,625	505,322	143,619
Total operating costs and expenses	1,572,187	332,050	2,748,950	577,654

Loss before income taxes	(1,349,998)	(332,050)	(2,272,850)	(577,654)
Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(1,349,998)	$(332,050)	$(2,272,850)	$(577,654)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	117,240,353	110,542,516	116,580,147	113,183,063

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, December 31, 2021	-	$-	115,912,605	$11,591	$1,728,675	$(2,552,660)	$(812,394)
Net loss	-	-	-	-	-	(922,852)	(922,852)
Balance March 31, 2022	-	-	115,912,605	11,591	1,728,675	(3,475,512)	(1,735,246)
Issuance of common stock for settlement of stock issuable	-	-	730,000	73	1,041,127	-	1,041,200
Issuance of common stock for accrued compensation	-	-	333,334	33	333,301	-	333,334
Issuance of common stock for services	-	-	225,000	23	224,977	-	225,000
Issuance of common stock for intellectual property acquisition	-	-	100,000	10	99,990	-	100,000
Stock based compensation	-	-	666,666	67	794,797	-	794,864
Net loss	-	-	-	-	-	(1,349,998)	(1,349,998)
BALANCE, June 30, 2022	-	$-	117,967,605	$11,797	$4,222,867	$(4,825,510)	$(590,846)

BALANCE, December 31, 2020	100,000	$10	109,692,605	$10,969	$1,086,529	$(182,609)	$914,899
Net loss	-	-	-	-	-	(245,604)	(245,604)
Balance March 31, 2021	100,000	10	109,692,605	10,969	1,086,529	(428,213)	669,295
Issuance of common stock for cash	-	-	6,207,500	621	295,389	-	296,010
Net loss	-	-	-	-	-	(332,050)	(332,050)
BALANCE, June 30, 2021	100,000	$10	115,900,105	$11,590	$1,381,918	$(760,263)	$633,255

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,272,850)	$(577,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,276	5,629
Stock based compensation	1,019,864	-
Loss on sale of equipment	560	-
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	-
Operating leases	757	-
Accrued liabilities	18,876	-
Accounts payable	(59,378)	-
Net cash used in operating activities	(1,324,895)	(572,025)

Cash flows from investing activities:
Purchase of intellectual property	(84,769)	(82,959)
Proceeds from sale of equipment	1,920	-
Purchases of equipment	(6,656)	-
Net cash used in investing activities	(89,505)	(82,959)

Cash flows from financing activities:
Refund of stock payable	(30,000)	-
Proceeds from shareholders loans	850,000	4,000
Proceeds from issuance of common stock	-	296,010
Net cash provided by financing activities	820,000	300,010

Net decrease in cash and cash equivalents	(594,400)	(354,974)
Cash and cash equivalents at beginning of period	609,862	772,458
Cash and cash equivalents at end of period	$15,462	$417,484

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Supplemental Disclosures
Common stock issued for intellectual property	$100,000	$-
Common stock issued for stock issuable settlement	$1,041,200	$-
Common stock issued for accrued compensation	$333,333	$-

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2022 and 2021

Unaudited

NOTE 1. BUSINESS

KwikClick, Inc., (the Company) was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its KwikClick business operations to allow sellers to make products or services available on the KwikClick platform, at Kwik.com, offering a self-determined discount on goods or services in exchange for exposure and substantially increased sales volume.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary KwikClick LLC. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.  The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Revenue Recognition

The Company provides its customers a platform to sell their products and services in which it earns a fee based on a percentage of the products sold.  Additionally, the Company has licensed the use of the technology platform under a Software Licensing and Exclusivity Agreement (“SL Agreement”).  The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

•Step 1:  Identify the contract with the customer

•Step 2:  Identify the performance obligations in the contract

•Step 3:  Determine the transaction price

•Step 4:  Allocate the transaction price to the performance obligations in the contract

•Step 5:  Recognize revenue when the Company satisfies a performance obligation

The Company has two main revenue sources: sales of products on the KWIKClick app and technology licensing. The Company recognizes revenue at the completion of its applicable performance obligations.

For product sales, the customer pays at the time of purchase and the Company’s performance obligations are complete at the time of shipment. Shipping and handling costs, if any, are recognized as revenue and recorded at gross when incurred.

Technology licensing revenue is recognized over time as the Company’s performance obligation is to provide the functionality over the contract period.

Advertising

The Company expenses advertising as incurred. Advertising expense was $60,391 and $125,720 for the three and six months ended June 30, 2022, respectively.  The Company did not incur material advertising expense for the three and six months ended June 30, 2021.

NOTE 3. GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has an accumulated deficit of $4,825,510 and working capital deficit of $1,429,190 as of June 30, 2022, and a net loss of $2,272,850 for the six months then ended. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock and 250,000,000 shares of common stock each with a par value of $0.0001.  As of June 30, 2022 and December 31, 2021, the Company did not have any shares of preferred stock outstanding.  As of June 30, 2022 and December 2021 the Company had 117,967,605 and 115,912,605 shares of common stock issued and outstanding, respectively.

The following provides a description of the common stock issuances during the six months ended June 30, 2022.

In May 2022, the Company issued 75,000 shares of common stock valued at $225,000 to each of its three Board members (225,000 total shares) for services rendered.

In May 2022, the Company issued 100,000 shares of common stock valued at $100,000 to its former President for the acquisition of the kwik.com domain name.

In May 2022, the Company issued 1,000,000 shares of common stock valued at $1,000,000 for compensation to its former President.  Of this amount, $333,333 was for accrued compensation at December 31, 2021, while the remaining $666,667 was for services rendered during the six months ended June 30, 2022.

In April 2022, the Company issued 730,000 shares of common stock for cash proceeds totaling $1,041,200 that were received as of December 31, 2021.  At June 30, 2022, the Company had $4,010 of cash proceeds for which the stock has not been issued and is presented as a stock issuable liability in the accompanying condensed consolidated balance sheet.

Common Stock Compensation

At the discretion of the compensation committee, the Company has granted common stock awards for various employees. The awards issued to date are earned and recognized over the requisite service period.  The fair value of the award is estimated on the grant date.

A summary of the stock-based compensation associated with common stock awards is as follows:

	Common Stock	Weighted Average Fair Value
Outstanding at January 1, 2022	-	$-
Granted	5,797,550	0.22
Forfeited or cancelled	-	–
Vested	(981,549)	0.82
Outstanding at June 30, 2022	4,816,001	0.10

For the three and six months ended June 30, 2022, the Company recognized total stock-based compensation of $250,000 and $1,019,864, respectively.  The Company did not incur any stock-based compensation during the three and six months ended June 30, 2021.

As of June 30, 2022, the Company has committed 5,130,884 shares of stock for the fulfillment of the unissued vested (314,383 shares) and unvested (4,816,001) awards.

Stock Options

As of June 30, 2022, the Company had 400,000 fully vested stock options outstanding with a weighted average exercise price of $1.00 per share and a remaining term of two and a half years.  The Company did not issue any stock options during the three and six months ended June 30, 2022 or 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the six months ended June 30, 2022, Fred Cooper, our majority shareholder, and CEO, loaned the Company $850,000 to fund operations.  The loans are non-interest-bearing and are due on demand.  As of June 30, 2022 and December 31, 2021, $884,489 and $34,489, respectively, was owed on the loans.  The Company has not repaid any portions of the loan and Mr. Cooper has not made any payment demand.

Licensing Agreement

The Company has entered into a licensing agreement with an entity controlled by Mr. Cooper.  During each of the three and six months ended June 30, 2022 the Company recognized $150,000, respectively, under the terms of the licensing agreement.  As of June 30, 2022, $50,000 was receivable from the licensing agreement.

The agreement became effective on September 2, 2021 with a base term of twelve months which may be extended in three month increments thereafter.

NOTE 6. SUBSEQUENT EVENTS

In July 2022, the Company received cash proceeds totaling $500,000 for the purchase of 5,000,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Form 10-Q, references to the “Company,” “KwikClick,” “KWIK,” “we,” “our” or “us” refer to KwikClick, Inc. and KwikClick, LLC, unless the context otherwise indicates.

Prior to the acquisition of KwikClick, LLC on June 10, 2020, KwikClick, Inc., formerly known as FortecX, Inc., had no sources of revenue, and KwikClick, Inc. had a history of recurring losses, which has resulted in an accumulated deficit. As reflected in the accompanying financial statements, KwikClick, Inc. has a net loss of $2,272,850 year-to-date through June 30, 2022. These matters raise substantial doubt about our ability to continue as a going concern.

This Management’s Discussion and Analysis (“MD&A”) section discusses our results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in our annual report on Form 10-K filed with the SEC on April 15, 2022, that can be read at www.sec.gov.

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

In 2020, the Company’s focus turned to its current KwikClick business by acquiring KwikClick, LLC on June 10, 2020. The Company commenced revenue generation in September 2021 in connection with its SL License with NewAge. Despite the SL License Agreement being the source of the Company’s initial revenue related to its recent business pivot, revenues are anticipated to be primarily sourced from the Company taking a portion of revenue generated through the KWIK platform. The platform is designed to allow sellers to make products or services available on the KWIK platform and offer a self-determined discount on goods or services or entire orders in exchange for exposure and substantially increased sales volume from KwikClick participants.  This discount provided by third-party sellers of products is divided among the purchaser (0-10%), KwikClick (15-25%) and the balance is paid in the form of commissions to other participants on social media who introduce the product to contacts, friends, followers etc. that result in additional purchases.

Comparison of the balance sheet at June 30, 2022 to December 31, 2021

Total current assets at June 30, 2022 of $65,462 were adequate for us to fund current operations, but are not adequate to fund our future operations without continued funding which is anticipated to come from sales of equity, such as our common stock shares. We do not currently anticipate raising capital from the sale of debt, but do not rule out the possibility. Total current assets primarily consisted of accounts receivable of $50,000, all from our SL License Agreement with Newage, and cash on hand of $15,462. In comparison, current assets of $609,862 at December 31, 2021 consisted solely of cash on hand of $609,862.

At June 30, 2022 and December 31, 2021, our other assets primarily included intellectual property, net of accumulated amortization, of $781,635 and $613,507 related substantially to the capitalized costs of dozens of patent applications and the acquisition of kwik.com. The Intellectual property increased by the acquisition of the kwik.com in exchange for the issuance of 100,000 shares of common stock with estimated fair value of $100,000 to our former President and approximately $84,800 of on-going patent application costs, exclusive of the current period amortization. At June 30, 2022 and December 31, 2021, we also had equipment of $6,177 and $2,635, respectively, net of accumulated depreciation, primarily consisting of office and computer equipment. At June 30, 2022, we also had a right-of-use asset of $144,323 associated with an operating lease with an expected term of three years that was entered into in February 2022

During the six months ended June 30, 2022 our current liabilities decreased by $543,746 from $2,038,398 at December 31, 2021 to $1,494,652 at June 30, 2022.  This decrease is primarily the result of issuance of 730,000 shares of common stock of which $1,041,200 in cash was received prior to December 31, 2021 and classified as a current liability as of December 31, 2021; and the settlement of accrued stock compensation due to our former President via the issuance of 1,000,000 shares of common stock with an estimated fair value of $1,000,000, of which $333,333 was accrued at December 31, 2021.  These reductions were off-set by due on demand shareholder loans in which the Company received cash proceeds totaling $850,000.  The Company’s only non-current liability at June 30, 2022 consists of operating lease liabilities totaling $93,791.

At June 30, 2022, current liabilities of $1,494,652 primarily consisted of accounts payable, accrued liabilities, shareholder loans, and lease obligations. In comparison, current liabilities as of December 31, 2021 of $2,038,398 consisted of accounts payable and accrued liabilities with a significant stock issuance liability of $1,086,042 that accounted for stock that had been sold for cash but not yet issued to the purchaser in addition to accrued stock compensation of $333,333.

Comparison of operations for the three and six months ended June 30, 2022 to June 30, 2021

Revenues

We had no revenues as of June 30, 2021. The Company’s SL License with NewAge commenced in September 2021 which has resulted in $50,000 per month in revenue.  For the three and six months ended June 30, 2022 we recognized $150,000 and $300,000, respectively.  The base term of the agreement is set to expire in September 2022 and can be extended in three month increments beyond the expiration.  As of the date of this report we have not received formal notice from Newage regarding any intent to extend the licensing agreement.

In 2022, we commenced our consumer sales platform in which we earn a percentage of the customer products sold. During the three and six months ended June 30, 2022 and 2021 we recognized net revenues of $72,189 and $176,100, respectively related to the KWIK platform.  As of June 30, 2022, the product revenues have been trending upward. Management anticipates that these revenues will continue to increase as we continue to develop our KWIK platform, add vendors, and add users.  Our KWIK platform remains under development.  We have recently completed what we internally characterize as version 3.0.  We anticipate continued development of the platform in terms of technology and addition of features on the platform, however, there is no guarantee these upgrades, if fully implemented, will result in increased users or revenue.

Cost of Revenue

Our costs of revenue, totaling $32,912 and $80,030 for the three and six months ended June 30, 2022, respectively, primarily consist of product costs that are sold on our platform.  We expect the costs of revenue to fluctuate consist with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

Since KwikClick, LLC’s inception in 2020, the Company has spent considerable time and effort developing its intellectual property and business plan. During the three and six months ended June 30, 2022, we incurred total other operating expenses of $1,539,275 and $2,668,920, approximately 80% of which related to management and payroll expenses and the remainder made up primarily of professional fee and other selling, general, and administrative expenses. Our other operating expenses continue to trend upward, and we anticipate will continue to do so, as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, vendor acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants and consulting firms. In the coming 12 months, we anticipate adding approximately one full-time employee per month.  We also expect these operating expenses to increase if we are successful in increasing our product sales and user volumes.

Liquidity and capital resources

Our current liabilities as of June 30, 2022 totaled $1,494,652. Since the acquisition of the KwikClick subsidiary in June 2020, the Company has been primarily funded by loans and sales of stock to third-party investors. In 2021, we raised an additional $220,000 by selling 220,000 shares of common stock and also received $1,086,042 for stock was issued in the second quarter of 2022.

Since inception, Fred Cooper has loaned the Company in excess of $1,000,000 to fund its operations, which includes $850,000 in 2022 loaned by Mr. Cooper to the Company to fund our operations that remains outstanding. These loans are due on demand and are non-interest bearing.  Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

As of June 30, 2022, our cash on hand had depleted to $15,462 from $609,862 as compared to December 31, 2021. For the six months ended June 30, 2022 we used $1,324,895 of cash in operations primarily as the result of our operational costs being in excess of revenues that our current sales volumes generate.  Cash used in operations was partially off-set by stock based compensation of approximately $1,020,000.  Our increased cash used in operations has been due to a significantly larger number of employees and expanded business operations.

The anticipated revenues generated from our operations in the next 12 months may not be sufficient to fund our operations or planned growth. We require additional capital to continue to operate our business, and to develop and expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

During the six months ended June 30, 2022 we used cash in investing activities of approximately $90,000 primarily as a result of our on-going patent application efforts.  We expect to continue to incur these intellectual property expenditures necessary to protect our proprietary technology and operating platforms.

We generated net cash of $820,000 from our financing activities as result of an $850,000 loan from our Founder and CEO, partially off-set by a refund of an investor subscription totaling $30,000.

Our significant working capital deficit and current revenue levels make continued operation of our business not viable without our accessing additional capital. Subsequent to June 30, 2022, we were able to raise $500,000 from the sale of our common stock. However, as our current monthly capital needs or “burn rate” is approximately $300,000, we estimate that we would be able to conduct our planned operations for only one or two months without more.  As a result, we cannot survive as a going concern for more than a month or two unless we continue to receive revenues from New Age pursuant to the SL Agreement, increase commission revenues and, most importantly, obtain millions in additional equity financing. On July 5, 2022, our board of directors authorized the sale of up to 30,000,000 shares of our common stock for a total of $5,000,000, or an average price of $0.166 per share, 5,000,000 shares of which was sold in July 2022 for total proceeds to us of $500,000, or $0.10 per share. That proposed financing would result in the issuance of an additional 30,000,000 shares of our common stock. We believe that we can raise the $4,500,000 balance in August and September 2022 from several sources. However, there is no assurance that it will occur. There is also no assurance that we can maintain revenues, increase revenues and/or obtain the necessary equity financing to fund our operations, much less on reasonable terms.

We have historically been funded primarily from private placements of stock and loans from Company affiliates and may continue to be so funded in for the foreseeable future. However, there is no assurance that we can obtain additional funds from any source. We have generated limited revenue though we have developed much of our technology in order to conduct business in the online, social media, consumer product marketing space. We have also been required to maintain our corporate existence and satisfy the requirements of being a public company since we have become a filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company had a net loss of $2,272,850 for the six months ended June 30, 2022, and an accumulated deficit of $4,825,510 at June 30, 2022.  If the Company doesn’t begin to generate sufficient revenue or raise additional funds through equity financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  There are currently plans, but no binding agreements, in place to provide such funding.  The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our annual report on Form 10-K filed with the SEC on April 15, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on April 15, 2022, continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities

During the quarter ended June 30, 2022, we issued 730,000 shares of our common stock to ten persons who had paid a total of $1,041,200, or an average of $0.70 per share. The $1,041,200 of invested funds was substantially received in periods prior to the quarter ended June 30, 2022 and the shares were previously reflected as stock issuable in our financial statements.

Subsequent to the end of the quarter ended June 30, 2022, on or about July 14, 2022, we raised $500,000 by selling 5,000,000 shares of our common stock at $0.10 per share to three persons.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 24, 2022, our board of directors and stockholders holding a majority of our outstanding common stock by written consent approved the amendment of our certificate of incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 400,000,000. However, as of the date of this report, the amendment of our certificate of incorporation has yet to be made. We anticipate executing that amendment in August 2022.

On July 5, 2022, our board of directors authorized the sale of up to 30,000,000 shares of our common stock for a total of $5,000,000, or an average price of $0.166 per share. As of the date of this report, 5,000,000 of these shares were sold in July 2022 for total proceeds to us of $500,000, or $0.10 per share. We have reserved in escrow at our transfer agent, 20,000,000 of the shares authorized by the Board for sale and issuance. Though not yet purchased or issued to third parties, the 20,000,000 reserved shares are not reflected in the 127,967,606 set out on page 1.

Item 6. Exhibit

Exhibit No.	Description
3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended
10.1*	Software Licensing and Exclusivity Agreement dated September 2, 2021 between KwikClick, Inc. and NewAge, Inc.
10.2*	Employment Agreement dated September 21, 2021 – Matthew Williams
10.3**	2021 Equity Incentive Plan
10.4**	Incentive Stock Option Agreement
10.5**	Non-Qualified Stock Option Agreement
10.6**	2021 Stock Appreciation Rights Plan
10.7**	Stock Appreciation Rights Agreement

This Form 10-Q
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

** Filed with the Registration Statement Form 10-12(g)/A on December 14, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Fred W. Cooper
Fred W. Cooper,
Chief Executive Officer and Director
Principal Executive Officer
Date: August 22, 2022

By: /s/ Fred W. Cooper
Fred W. Cooper,
Chief Executive Officer and Director
Principal Financial Officer
Date: August 22, 2022