Form 10-Q
period 2022-09-30
KwikClick, Inc.
filed 2022-11-21
CIK 1884164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding at November 21, 2022:  128,842,605

KWIKCLICK, INC.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,476	$609,862
Total current assets	24,476	609,862

Equipment, net	5,900	2,635
Intellectual property, net	851,721	613,507
Right of use asset	131,613	-
Total assets	$1,013,710	$1,226,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$400,396	$572,808
Accrued liabilities	79,815	345,059
Lease obligation	51,288	-
Shareholder loans	684,489	34,489
Stock issuable	4,010	1,086,042
Total current liabilities	1,219,998	2,038,398
Long-term liabilities:
Lease obligation, net of current portion	81,536	-
Total liabilities	1,301,534	2,038,398

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized and 128,842,605 and 115,912,605 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12,885	11,591
Additional paid-in-capital	5,364,780	1,728,675
Accumulated deficit	(5,665,489)	(2,552,660)
Total stockholders' deficit	(287,824)	(812,394)
Total liabilities and stockholders' deficit	$1,013,710	$1,226,004

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product sales	$166,723	$-	$341,632	$-
Licensing - related party	-	50,000	300,000	50,000
Net revenue	166,723	50,000	641,632	50,000

Operating expenses:
Cost of revenues	126,531	-	205,370	-
Management and payroll	658,475	326,617	2,818,569	794,368
General and administrative	221,696	68,944	730,522	178,847
Total operating expenses	1,006,702	395,561	3,754,461	973,215

Loss before income taxes	(839,979)	(345,561)	(3,112,829)	(923,215)
Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(839,979)	$(345,561)	$(3,112,829)	$(923,215)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding - basic and diluted	127,118,693	114,768,053	120,064,934	114,368,646

See accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

As of and For the Periods Ended September 30, 2022 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, December 31, 2021	-	$-	115,912,605	$11,591	$1,728,675	$(2,552,660)	$(812,394)
Net loss	-	-	-	-	-	(922,852)	(922,852)
Balance March 31, 2022	-	-	115,912,605	11,591	1,728,675	(3,475,512)	(1,735,246)
Issuance of common stock for settlement of stock issuable	-	-	730,000	73	1,041,127	-	1,041,200
Issuance of common stock for accrued compensation	-	-	333,334	33	333,301	-	333,334
Issuance of common stock for services	-	-	225,000	23	224,977	-	225,000
Issuance of common stock for intellectual property acquisition	-	-	100,000	10	99,990	-	100,000
Stock based compensation	-	-	666,666	67	794,797	-	794,864
Net loss	-	-	-	-	-	(1,349,998)	(1,349,998)
BALANCE, June 30, 2022	-	$-	117,967,605	$11,797	$4,222,867	$(4,825,510)	$(590,846)
Issuance of common stock for cash			10,000,000	1,000	999,000		1,000,000
Issuance of common stock for services			875,000	88	134,912		135,000
Stock based compensation					8,001		8,001
Net Loss						(839,979)	(839,979)
BALANCE, September 30, 2022	-	$-	128,842,605	$12,885	$5,364,780	$(5,665,489)	$(287,824)

BALANCE, December 31, 2020	100,000	$10	109,692,605	$10,969	$1,086,529	$(182,609)	$914,899
Net loss	-	-	-	-	-	(245,604)	(245,604)
Balance March 31, 2021	100,000	10	109,692,605	10,969	1,086,529	(428,213)	669,295
Issuance of common stock for cash	-	-	6,207,500	621	295,389	-	296,010
Net loss	-	-	-	-	-	(332,050)	(332,050)
BALANCE, June 30, 2021	100,000	10	115,900,105	11,590	1,381,918	(760,263)	633,255
Cancellation of preferred shares	(100,000)	(10)	-	-	10	-	-
Issuance of common stock for cash	-	-	81,663	8	81,022	-	81,030
Net loss	-	-	-	-	-	(345,561)	(345,561)
BALANCE, September 30, 2021	-	$-	115,981,768	$11,598	$1,462,950	$(1,105,824)	$368,724

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,112,829)	$(923,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,927	9,798
Stock based compensation	1,162,865	-
Loss on sale of equipment	560	-
Changes in operating assets and liabilities:
Accounts receivable	-	(50,000)
Operating leases	1,211	-
Accrued liabilities	57,258	83,085
Accounts payable	(172,412)	-
Net cash provided by (used in) operating activities	(2,035,420)	(880,332)

Cash flows from investing activities:
Purchase of intellectual property	(165,229)	(115,000)
Proceeds from sale of equipment	1,919	-
Purchases of equipment	(6,656)	-
Net cash used in investing activities	(169,966)	(115,000)

Cash flows from financing activities:
Refund of stock payable	(30,000)	-
Proceeds from shareholders loans	850,000	-
Payments on shareholder loans	(200,000)	-
Proceeds from issuance of common stock	1,000,000	377,040
Net cash provided by financing activities	1,620,000	377,040

Net decrease in cash and cash equivalents	(585,386)	(618,292)
Cash and cash equivalents at beginning of period	609,862	772,458
Cash and cash equivalents at end of period	$24,476	$154,166
Supplemental Cash Flow Disclosures
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Common stock issued for intellectual property	$100,000	$-
Common stock issued for stock issuable settlement	$1,041,200	$-
Common stock issued for accrued compensation	$333,334	$-

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2022 and 2021

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.  The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Loss Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company had 400,000 potential common shares related to stock options during the three and nine months ended September 30, 2022 the dilutive effect is not reflected in diluted earnings per share because the Company incurred a net loss and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

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

•Step 2:  Identify the performance obligations in the contract

•Step 3:  Determine the transaction price

•Step 4:  Allocate the transaction price to the performance obligations in the contract

•Step 5:  Recognize revenue when the Company satisfies a performance obligation

The Company has two main revenue sources: sales of products on the KWIK app and technology licensing. The Company recognizes revenue at the completion of its applicable performance obligations.

For product sales, the customer pays at the time of purchase and the Company’s performance obligations are complete at the time of shipment. Shipping and handling costs, if any, are recognized as revenue and recorded at gross when incurred.

Technology licensing revenue is recognized over time as the Company’s performance obligation is to provide the functionality over the contract period.

NOTE 3. GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has an accumulated deficit of $5,665,489 and working capital deficit of $1,195,522 as of September 30, 2022, and a net loss of $3,112,829 for the nine months then ended. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

On September 12, 2022, the Company amended its certificate of incorporation to increase the number of authorized shares of Common Stock to 400,000,000. The Company is authorized to issue 5,000,000 shares of preferred stock and 400,000,000 shares of common stock each with a par value of $0.0001.  As of September 30, 2022 and December 31, 2021, the Company did not have any shares of preferred stock outstanding.  As of September 30, 2022 and December 2021 the Company had 128,842,605 and 115,912,605 shares of common stock issued and outstanding, respectively.

The following provides a description of the common stock issuances during the nine months ended September 30, 2022.

In September 2022, the Company issued 75,000 shares of common stock valued at $75,000 to a former Board member for services rendered.

In July and August 2022, the Company issued 10,000,000 shares of common stock for cash proceeds totaling $1,000,000.

During the three months ended September 30, 2022 the Company issued 800,000 shares of common stock valued at $80,000 to a consultant for services rendered.  The Company recognized $20,000 of the services rendered during the three months ended June 30, 2022.

In May 2022, the Company issued 75,000 shares of common stock valued at $225,000 to each of its three Board members (225,000 total shares) for services rendered.

In May 2022, the Company issued 100,000 shares of common stock valued at $100,000 to Matt Williams, its President and Principal Executive Officer for the acquisition of the kwik.com domain name.

In May 2022, the Company issued 1,000,000 shares of common stock valued at $1,000,000 for compensation to Mr. Williams.  Of this amount, $333,334 was for accrued compensation at December 31, 2021, while the remaining $666,667 was for services rendered during the six months ended June 30, 2022.

In April 2022, the Company issued 730,000 shares of common stock for cash proceeds totaling $1,041,200 that were received as of December 31, 2021.  At September 30, 2022, the Company had $4,010 of cash proceeds for which the stock has not been issued and is presented as a stock issuable liability in the accompanying condensed consolidated balance sheets.

Common Stock Compensation

At the discretion of the compensation committee, the Company has granted common stock awards for various employees. The awards issued to date are earned and recognized over the requisite service period.  The fair value of the award is estimated on the grant date.

A summary of the stock-based compensation associated with common stock awards is as follows:

	Common Stock	Weighted Average Fair Value
Outstanding at January 1, 2022	-	$-
Granted	5,797,550	0.22
Forfeited or cancelled	-	–
Vested	(1,581,549)	0.54
Outstanding at September 30, 2022	4,216,001	0.10

During the nine months ended September 30, 2022, the Company granted 5,000,000 shares of common stock with an estimated grant date fair value of $500,000 for consulting services for a period of twenty-five months.  The shares vest monthly on a straight-line basis.  As of September 30, 2022, unrecognized compensation associated with the unvested portion of the award totaled $420,000 which the Company expects to recognize over the next twenty one months.

For the three and nine months ended September 30, 2022, the Company recognized total stock-based compensation of $143,001 and $1,162,865, respectively.  The Company did not incur any stock-based compensation during the three and nine months ended September 30, 2021.

As of September 30, 2022, the Company has committed 4,330,884 shares of stock for the fulfillment of the unissued vested (130,883 shares) and unvested (4,216,001) awards.

Stock Options

As of September 30, 2022, the Company had 400,000 fully vested stock options outstanding with a weighted average exercise price of $1.00 per share.  The 400,000 previously outstanding fully vested stock options expired unexercised on October 17, 2022. The Company did not issue any stock options during the three and nine months ended September 30, 2022 or 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the nine months ended September 30, 2022, Fred Cooper, our majority shareholder, loaned the Company $850,000 to fund operations.  The loans are non-interest-bearing and are due on demand.  As of September 30, 2022 and December 31, 2021, $650,000 and $34,489, respectively, was owed on the loans.  During the nine months ended September 30, 2022, the Company repaid $200,000 on the loan.  Mr. Cooper has not made any other payment demand.

Licensing Agreement

The Company entered into a software licensing agreement with NewAge, an entity controlled by Mr. Fred Cooper, our Former Chairman, Chief Executive Officer ("CEO"), and founding shareholder whereby the Company licensed the use of its technology platform for an initial period of one year at a rate of $50,000 per month that expired on September 2, 2022.  During the three months ended September 30, 2022, the Company determined NewAge did not have the ability or intention to pay the monthly licensing fee when it became due resulting in no revenue recognition under the SL agreement for the three months ended September 30, 2022. See Footnote 6 – Commitments and Contingencies.  The Company recognized licensing revenue totaling $300,000 for the nine months ended September 30, 2022.  The Company recognized licensing revenue of $50,000 for the three and nine months ended September 30, 2021.

NOTE 6 COMMITMENTS AND CONTINGENCIES

On October 7 2022, NewAge, the licensee of the related party SL Agreement, filed an adversary proceeding against the Company as part of their Chapter 11 bankruptcy filing (Delaware Case #22-10819).  NewAge contends they are the rightful owner of the intellectual property used in our operations and the underlying technology of the SL Agreement.  NewAge's adversary proceeding contends that the Company's intellectual property was developed by Ariix, LLC which Mr. Fred Cooper was a founder, major shareholder, and CEO.  In November 2020, Ariix, LLC was acquired by NewAge and Mr. Cooper became a Director of NewAge.  NewAge alleges it purchased the intellectual property in the acquisition of Ariix, LLC.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company has expended significant resources in developing its software platform independent of NewAge and intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $852,000 at September 30, 2022 and may be forced to discontinue its on-going fee-based sales platform.  The adversary Complaint filed by NewAge claims money damages in an amount to be determined at trial, but does not state any specific dollar amount of alleged damages.  The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time.  As such, there has been no further adjustment to the accompanying statements of financial position, results of operations, or cash flows as of and for the nine months ended September 30, 2022.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2022 through the date the financial statements were issued, and noted the following item:

During October and November 2022, the Company’s majority shareholder and Former CEO advanced the Company $300,000 to fund its on-going working capital needs.  The advances are non-interest bearing and are due on demand.

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

Comparison of the balance sheet at September 30, 2022 to December 31, 2021

Total current assets at September 30, 2022 of $24,476 were adequate for us to fund current operations, but are not adequate to fund our future operations without continued funding which is anticipated to come from sales of equity, such as our common stock shares. We do not currently anticipate raising capital from the sale of debt, but do not rule out the possibility. Total current assets is made up solely of cash on hand of $24,476 and $609,862 at September 30, 2022 and December 31, 2021 respectively.

At September 30, 2022 and December 31, 2021, our other assets primarily included intellectual property, net of accumulated amortization, of $851,721 and $613,507, respectively, related substantially to the capitalized costs of dozens of patent applications and the acquisition of kwik.com. The Intellectual property increased by the acquisition of the kwik.com in exchange for the issuance of 100,000 shares of common stock with estimated fair value of $100,000 to our President and approximately $138,000 of on-going patent application costs, inclusive of the current period amortization. At September 30, 2022 and December 31, 2021, we also had equipment of $5,900 and $2,635, respectively, net of accumulated depreciation, primarily consisting of office and computer equipment. At September 30, 2022, we also had a right-of-use asset of $131,613 associated with an operating lease with an expected term of three years that was entered into in February 2022

During the nine months ended September 30, 2022 our current liabilities decreased by $818,400 from $2,038,398 at December 31, 2021 to $1,219,998 at September 30, 2022.  This decrease is primarily the result of issuance of 730,000 shares of common stock of which $1,041,200 in cash was received prior to December 31, 2021 and classified as a current liability as of December 31, 2021; and the settlement of accrued stock compensation due to our President via the issuance of 1,000,000 shares of common stock with an estimated fair value of $1,000,000, of which $333,334 was accrued at December 31, 2021.  These reductions were off-set by due on demand shareholder loans in which the Company received cash proceeds netting $650,000.  The Company’s only non-current liability at September 30, 2022 consists of operating lease liabilities totaling $81,536.

Comparison of operations for the three and nine months ended September 30, 2022 to September 30, 2021

Revenues

In 2022, we commenced our consumer sales platform in which we earn a percentage of the customer products sold. During the three and nine months ended September 30, 2022 we recognized net revenues of $166,723 and $341,632, respectively related to the KWIK platform.  As of September 30, 2022, the product revenues have been trending upward. Management anticipates that these revenues will continue to increase as we continue to develop our KWIK platform, add vendors, and add users.  Our KWIK platform remains under development.  We have recently completed what we internally characterize as version 3.0.  We anticipate continued development of the platform in terms of technology and addition of features on the platform, however, there is no guarantee these upgrades, if fully implemented, will result in increased users or revenue.

During the nine months ended September 30,2022 the Company generated revenue totaling $300,000 related to a related party licensing agreement.   As of September 2, 2022 the related party licensing agreement was terminated and the licensee did not make the required $50,000 monthly payments during the three months ended September 30, 2022.  See Part II Item 1 Legal Proceedings.

Cost of Revenue

Our costs of revenue, totaling $126,531 and $205,370 for the three and nine months ended September 30, 2022, respectively, primarily consist of product costs that are sold on our platform.  We expect the costs of revenue to fluctuate consistent with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

Since KwikClick, LLC’s inception in 2020, the Company has spent considerable time and effort developing its intellectual property and business plan. During the three and nine months ended September 30, 2022, we incurred total other operating expenses of $880,171 and $3,549,091, approximately 80% of which related to management and payroll expenses and the remainder made up primarily of professional fees and other selling, general, and administrative expenses. Our other operating expenses continue to trend upward, and we anticipate will continue to do so, as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, vendor acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants and consulting firms. In the coming 12 months, we anticipate adding approximately one full-time employee per month.  We also expect these operating expenses to increase if we are successful in increasing our product sales and user volumes.

Liquidity and capital resources

At September 30, 2022, we had a working capital deficit of approximately $1,200,000.  Approximately 56% of current liabilities as of September 30, 2022 are due to our former CEO and current major shareholder, Mr. Fred Cooper.  Mr. Cooper has provided an additional $300,000 in working capital advances through November 15, 2022.  These advances are due on demand.  Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

Through the nine months ended September 30, 2022, the Company’s cash used in operations significantly increased to approximately $2,035,000 and is expected to not be sufficient to meet our on-going obligations for at least the next twelve months. Our increased cash used in operations has been due to a significantly larger number of employees and expanded business operations.

During the three months ended September 30, 2022, we lost our only source of licensing revenue from NewAge, a related party. There is no assurance that we can obtain new revenues, increase revenues and/or obtain the necessary equity financing to fund our operations, much less on reasonable terms.

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

Our working capital deficit and current revenue levels make continued operation of our business not viable without accessing additional capital. However, as our current monthly capital needs or “burn rate” is approximately $275,000, we cannot survive as a going concern for more than a month or two unless we increase commission revenues and, most importantly, obtain additional equity financing.  We have engaged a third party to assist in all facets of our equity raising efforts, but have not secured any Firm funding commitments subsequent to the $1,000,000 we raised during the three months ended September 30, 2022.

On July 5, 2022, our board of directors authorized the sale of up to 30,000,000 shares of our common stock for a total of $5,000,000. We believe that we may be able to raise the $4,000,000 balance in November and December 2022 from several sources. However, there is no assurance that it will occur.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company had a net loss of $3,112,829 for the nine months ended September 30, 2022, and an accumulated deficit of $5,665,489 at September 30, 2022.  If the Company doesn’t begin to generate sufficient revenue or raise additional funds through equity financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  There are currently plans, but no binding agreements, in place to provide such funding.  The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Estimates

There has been no change in our critical accounting estimates from those disclosed in our annual report on Form 10-K filed with the SEC on April 15, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 2, 2021, we entered into the SL Agreementwith NewAge. NewAge is in the business of running a multi-level marketing business. The SL Agreement granted NewAge a one-year exclusive right to use our KwikClick platform in the multi-level marketing industry. The SL Agreement required that NewAge pay a monthly $50,000 base license fee. Section 9.2 of the SL Agreement states that NewAge may terminate the SL Agreement at any time if it is not satisfied with the function or performance of the KwikClick software. Kwikclick performed under the SL Agreement and NewAge, in turn, made all but one of its monthly $50,000 payments through July 1, 2022. NewAge did not make an August payment and was $100,000 in arrears and in breach of the SL Agreement as of August 2022. On August 30, 2022, NewAge filed for Chapter 11 bankruptcy in Delaware, Case #22-10819. As a part of that bankruptcy, on October 7, 2022, NewAge filed an adversary proceeding against KwikClick claiming that NewAge bought the source code upon which the KwikClick platform is allegedly built when NewAge purchased a company called Ariix, LLC in November 2020. The basis for the NewAge lawsuit focusses on co-defendant Fred Cooper who is our former CEO, former board Chair, and current majority stockholder. Mr. Cooper also serves as a director at NewAge. Mr. Cooper became a director at NewAge because he was the CEO and a major shareholder of Ariix, LLC. when it was acquired by NewAge in November 2020.

The specific causes of action against KwikClick include tortious interference with contractual relations, fraud (license agreement), breach of contract (license agreement), aiding and abetting a breach of fiduciary duty, violation of the Defend Trade Secrets Act, misappropriation of trade secrets, tortious interference with contractual relations, conspiracy, unjust enrichment, declaratory judgment, turnover (bankruptcy), avoidance (bankruptcy), constructive trust (bankruptcy) and fraudulent transfer (bankruptcy).

KwikClick, LLC was founded on February 20, 2020, nine months prior to NewAge’s acquisition of Ariix LLC, and was unaware of the contentions and theories brought by NewAge in its adversary proceeding; Kwikclick, LLC acclaims ownership rights to all of the source code upon which the KwikClick platform is built. NewAge had previously induced KwikClick to grant it exclusive rights to use the KwikClick platform in the multilevel marketing space. KwikClick vehemently disputes NewAge’s allegations, disputes that NewAge owns the source code upon which KwickClick is built, and seeks to vigorously defend itself and may file third party claims and counterclaims in connection with the litigation.

If KwikClick is unable to defend itself in the adversary proceeding, it is unlikely that the Company will be able to continue as a going concern. Other than the reference above, to the knowledge of management, no director or executive officer is party to any other action in which any party has an interest adverse to us.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on April 15, 2022, continue to represent the most significant risks to the Company’s future results of operations and financial conditions, inclusive of the adverse proceeding mentioned in Part II, Item 1. Legal Proceedings in this report that describes the adversary proceeding brought in the Delaware Bankruptcy Court by NewAge.

Item 2. Unregistered Sales of Equity Securities

During the quarter ended September 30, 2022, we sold 10,000,000 shares of our common stock at approximately $0.10 per share to three persons. The net proceeds to the Company from the sale of the 10,000,000 shares was $1,000,000

We issued 5,000,000 shares of our common stock to Investrio, Inc. for consulting and 800,000 have vested and are considered issued and outstanding.

We issued 75,000 shares of our common stock for the benefit of our former secretary.  At the direction of the former secretary, the shares were issued to a limited liability company controlled by him.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the above transactions under Section 4(a)(2) of the Securities Act and/or Regulations D and S promulgated thereunder, in that such sales and issuances (i) did not involve a public offering, or (ii) were made to non-U.S. Persons and otherwise complied with Rule 903 promulgated under the Securities Act, or (iii) were made pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibit

Exhibit No.	Description
This Form 10-Q
31.1

Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams

31.2

Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Filed with the Registration Statement Form 10-12(g) on September 30, 2021

**Filed with the Registration Statement Form 10-12(g)/A on December 14, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Matt Williams
Matt Williams
President
Principal Executive Officer
Date: November 21, 2022

By: /s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: November 21, 2022