Form 10-K
period 2022-12-31
KwikClick, Inc.
filed 2023-04-17
CIK 1884164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4463033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West 500 South Suite 130
Bountiful, Utah	84010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

   Tel: (801) 243-4840

 Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	KWIK	OTCQB
None	None	None

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, based on the closing price of the shares of common stock on The Over the Counter Venture Market (“OTCQB”) on June 30, 2022, was $91,241,601. As of April 13, 2023, the registrant had 149,442,605 shares of its Common Stock outstanding.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

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

KwikClick also competes with the network marketing industry from a compensation standpoint earned from the sale of products.  But unlike network marketing, the enrollment, recruiting, and the exclusive selling of specific products is not required in KwikClick making the earning of commissions potentially more likely. We intend to target representatives of network marketing companies who may choose to use the KwikClick platform to market to their network.

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

Patents

Ninety patent applications have been filed by, or on behalf of, the Company. Strategically, the purpose of the patent application filings is an attempt to protect the Company’s “first-mover” advantage and to hinder and/or exclude competing “me-too” products and reduce or deter industry competition.  Recently, the Company was granted its first patent with the remainder currently pending approval. Furthermore, we may provide licensing to markets and products where we do not wish to directly operate. We have filed applications with the United States Patent and Trademark Office in connection with 35 inventions that we believe cover the base technology for our "single product tree" multi-level marketing method and many derivative inventions covering the related value chain. We believe that the inventions for which we seek patent protection span our unique KwikClick platform's various applications. Areas covered include using social media plug-ins for enhanced marketing, motivating and growth techniques, product ratings and recommendations, attaching KwikClick to other companies with multi-level sales compensation structures and other marketing portal connections such "as seen on TV" sales.

Other areas for which we are attempting to get patent protection include automation of areas such as enrollment, taxes, tracking distributors' profits, managing uplines and downlines, and managing warranties. We seek patent protection for potential connections to other business models such as other company websites, credit cards, franchises, frequent flier programs, lotteries, retail, online stores shopping carts, and referrals to banking. Although there are many tools to be built into the KwikClick platform, we are attempting to have our portfolio cover unique areas for customer sales support, such as suggestive selling and managing incentives and rewards for networks, allowing them to create unique bonus plans. We are seeking protections for inventions covering all aspects of AI/ML processing, security systems, and the "Hyperlink Data structure and messaging system," which we see as a foundation of using our wave compensation system. We have attempted to define the patents that we seek to cover our plan to allow distributors to integrate product information for their online marketing efforts. We also seek to protect methods to bring in and leverage "big influencers" in a product tree based on our wave compensation model.

We believe that the patent portfolio that we seek to be innovative. We believe that our founder’s experience in working with multi-level compensation companies and system designs has been important to our current portfolio.

We anticipate that Mr. Cooper will continue to develop other inventions in our space.  In addition to our pending patent portfolio, we catalogued many trade secrets as well, to further enhance the portfolio, which may hinder other parties’ ability to reverse engineer our system. We believe that our portfolio will provide us with protection from competitors who attempt to copy our innovations. There is no assurance, however, as to whether or when the pending patent applications will result in the award of any patents.

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

We are not an established company. We currently generate only small amounts of revenue from platform operations. Prior to that, our activities were substantially limited to development activities. Even though we have designed our platform, done much of the development and intellectual property protection work, we currently do not have a meaningful share of our market.

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

We may not be profitable in the future

We have not been profitable during any of our years of operation. We face many risks that could prevent us from achieving profits in future years as well. There is no assurance that we will be profitable in the future. There is no assurance that any business that we develop, or acquisition we make, will be profitable. A failure to achieve profitability could materially adversely affect our Company and the trading price of our common stock.

Our common stock lacks a meaningful public market

At present, only a limited market exists for our common stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. An owner of our common stock may, therefore, be unable to sell our common stock should he or she desire to do so. Or, if an owner of our common stock decides to sell our common stock, such sales could drive the price of our common stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

Our common stock may never be listed on a national exchange

Our common stock has been listed on the OTCQB exchange. It should not be assumed listing requirements under this or other exchanges will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers.

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

We cannot provide assurance that we will be able to raise the needed capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our Company and the trading price of our common stock.

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

Raising capital by selling our common stock is difficult to accomplish

Selling equity can be difficult to accomplish for companies that are not traded on national exchanges such as Nasdaq or New York Stock Exchange, particularly for companies in the development stage. Our common stock is only traded on the over the counter “OTC” market. This difficulty caused by our OTC market status may make future acquisitions either unlikely or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

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

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Fred W. Cooper owns 68,918,323 shares of our post-reverse split stock which constitutes 45.03% of our outstanding stock. As a result, Fred W. Cooper has substantial influence over our policies and management and at this time has practical, if not actual, control over the company. We may take actions supported by Fred W. Cooper that may not be viewed by some stockholders to be in our best interest, or Mr. Cooper could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation trading on the OTC Markets, our costs of being a publicly traded company have been relatively limited. However, if and when we expand our operations, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, are likely to increase significantly. We expect these additional costs to continue. We will eventually need to hire additional qualified employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase.

RISK FACTORS RELATING TO THE ONLINE SALES AND NETWORK BUSINESS

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been disruptions in business operations around the world. As our operations may largely be conducted remotely and are largely office and service work based and not involved in manufacturing or direct face to face client service contacts, we have not been impacted significantly by the COVID-19 pandemic.

While the Company will continue to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to (and proliferation of) new strains, and related actions taken by federal, state, local and international government officials, to prevent and manage the spread of COVID-19. All of these efforts are uncertain, out of our control, and cannot be predicted at this time.

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

STRATEGIC RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our first significant customer base is expected to be through a group of network marketing companies which are subject to extensive regulation and scrutiny and any failure by these types of companies to comply with these regulations could materially harm our business, financial condition, and operating results.

We plan to enter into software license agreements with a group of network marketing companies making it a potentially significant, if not primary, source of revenue to us. The compensation practices of these direct-selling organizations are subject to a number of federal, state, and foreign regulations administered by the FTC and other federal, state, and foreign agencies. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, sometimes referred to as “pyramid” or “multi-level marketing” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on genuine demands and sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. For example, in certain foreign countries, compensation to distributors in the direct-selling industry may be limited to a certain percentage of sales.

The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. Regulatory authorities also periodically review legislative and regulatory policies and initiatives and may promulgate new or revised regulations. For example, in 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require these companies to change or cease aspects of its network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of our company and our business. Allegations regarding the legality of network marketing programs have been raised against many companies in the past, which has often led to intense public scrutiny of the companies and the industry in general. The failure of network marketing company programs to comply with current or newly adopted laws, rules, and regulations, or any allegations or charges to that effect brought by federal, state, or foreign regulators, could have a material adverse impact these company’s business and in turn our business.

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

Our primary source of revenue from the Kwik platform was from NewAge, Inc. through Software Licensing Agreement dated September 21, 2021. On August 30, 2022, NewAge filed for Chapter 11 bankruptcy in Delaware, Case #22-10819. As a part of that bankruptcy, on October 7, 2022, NewAge filed an adversary proceeding against KwikClick claiming that NewAge bought the source code upon which the KwikClick platform is allegedly built when NewAge purchased a company called Ariix, LLC in November 2020.

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

KwikClick vehemently disputes NewAge’s allegations, disputes that NewAge owns the source code upon which KwikClick is built, and seeks to vigorously defend itself and may file third party claims and counterclaims in connection with the litigation. As of April 12, 2023, NewAge has yet to serve KwikClick with the Complaint and has requested that the Court extend the time by which NewAge must serve the Complaint on KwikClick.

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

Sales Prices (1)
	High	Low
Year Ended December 31, 2022
4th Quarter	$5.15	$1.50
3rd Quarter	$7.00	$3.50
2nd Quarter	$3.50	$3.50
1st Quarter	$3.50	$1.11

Year Ended December 31, 2021
4th Quarter	$1.11	$1.11
3rd Quarter	$1.11	$1.11
2nd Quarter	$1.11	$1.11
1st Quarter	$1.11	$1.11

Year Ended December 31, 2020
4th Quarter	$80.00	$1.11
3rd Quarter	$80.00	$21.22
2nd Quarter	$21.22	$21.22
1st Quarter	$21.64	$21.22

(1)The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by nasdaq.com for the periods indicated.

Holders

As of April 13, 2023, we had 149,442,605 shares of our Common Stock, par value $0.0001, issued and outstanding. There were 559 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Standard Registrar and Transfer Company, with an address of 440 East 400 South Suite 200, Salt Lake City, Utah 84111 with a telephone of (801) 571-8844.

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

Equity Compensation Plan Information

We offer stock options, stock appreciation rights, and stock awards to certain of our employees, including our executive officers, as the long-term incentive component of our compensation program. We may grant equity awards to new hires upon their commencing employment with us. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow employees to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. We sometimes also offer stock options, stock appreciation rights and stock awards to our consultants in lieu of cash. Our stock options allow consultants to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and are not intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow consultants to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. Stock options, stock appreciation rights, and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances. Our Board of Directors adopted the 2021 Equity Incentive Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, directors and consultants are eligible to participate in the 2021 Plan.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

Previously, all of the 100,000 designated shares of the Company’s Series B Super Voting Convertible Preferred Stock were held by Fred Cooper, our Founder.  On or about September 21, 2021, Mr. Cooper tendered the 100,000 Shares for cancellation. Currently, there are no shares of Series B Super Voting Convertible Preferred Stock outstanding. We have not otherwise repurchased any shares of our common stock during the fiscal years ended December 31, 2022 or 2021.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2022, the Company issued 75,000 shares of common stock to a consultant for services performed between January 1, 2021 through September 30, 2022. The shares had a fair value of $100,000.

During the quarter ended December 31, 2022, the Company converted its loans from Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares of common stock.

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

INTRODUCTION

Management’s Discussion and Analysis (“MD&A”) of our financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

Overview

KWIKClick, Inc., a Delaware corporation. KWIKClick is a social interaction, selling, and referral software platform.  Stores and manufacturers (“Brands”) wishing to promote their products or services on the KWIKClick software platform, pay nothing to use the platform, which connects them to promoters, influencers, and customers, all referred to as “affiliates”. The Brands establish an incentive budget, which is an amount discounted from their regular retail pricing, which is used by KWIKClick to entice users to promote a product or refer others to purchase a product. With no conditions such as follower size, invitation, or negotiation, any consumers or influencers who open a KWIKClick account and become users or affiliates, may receive a cash-back reward, paid from the Brand’s incentive budget administered by KWIKClick, for all purchases they make, and can immediately share their own automatically encoded link, associated with the product they purchased, to other consumers. Shared links that lead to a purchase and/or repurchases result in commission payments which are electronically paid to the referrer. When the Brand is paid for the consumer purchases through the KWIKClick platform, the Brand’s incentive budget is paid to KWIKClick. KWIKClick receives the entire incentive budget as revenue for generating the sales through its platform and recognizes cost of sales upon calculation and payment of the commissions paid to the wave of affiliates.

The essential driver of sales activity on the platform by sellers and buyers is the free-use mobile application which has the potential to turn all social media activity into a product solicitation on behalf of sellers in an unobtrusive manner. Furthermore, the software automates person-to-person requests for recommendations by simply sharing a link to any mobile device. Much like a “pin” can be sent to share locations, the encoded link provides to the requestor a way to instantly purchase the goods or services of interest. Traditionally on other platforms, and based on the reach of a contracted influencer, compensation may include only a single commission paid for an initial purchase attributable to the influencer. Unique to KWIKClick, the affiliate commission program is not limited to a single purchase produced by an influencer. Furthermore, no contract is needed between the influencer and the seller. The KWIKClick software passively identifies the participant in the campaign who made the referral, and the corresponding individual who made the purchase. A commission is paid to the influencer each and every time a purchase is made by a particular consumer.

The process of listing items for sale by a seller is referred to as a campaign. Influencers or participants with ANY number of friends or followers, can join a campaign by promoting items through social media with an encoded link within the posted photo or video, or by sample sharing an encoded link to a mobile device when they are asked for a recommendation. The potential number of campaigns that can be created by sellers are virtually unlimited due to the number of goods or services and/or orders made available in the KWIKClick platform. The number of campaigns an individual can participate in is unlimited. The number of permutations, or waves, in the campaigns of senders and recipients is virtually endless. The potential length of the wave on any one campaign is limited only to the number of potential unique consumers of any given product. The number of waves on which an individual can earn commissions is based on the number of links an individual earns commissions on and the net dollar amount of total incentive budget offered by the seller. The larger the incentive budget, the greater number of waves on which individuals earn and the total amount of commissions earned at any given level in the wave follows an exponential growth pattern. Accordingly, a single social media post, sent to anyone, could go viral and create an exponential source of commissions on all units sold on any single product to any number of individuals as long as the product continues to be sold. Commissions are sent to the recipients electronic account of choice. Participation in KWIKClick and earning commissions from this incentive sharing is completely free to participants and completely voluntary. Participants have nothing financially at stake.

Unlike current methods of affiliate marketing which are based on a seller’s contracts with influencers which are motivated by an influencer’s number of followers, number of views, engagements etc., sellers on the KWIKClick application only pay commissions through the incentive budget they offer when a sale actually occurs. Further, sellers are provided key analytical information on purchases made, reviews, activity and purchasing habits of their customers from the data collected from use of the KWIKClick application.

The patent pending KWIKClick application and website are free to download, distribute and use. In any scenario, sellers and buyers all access the same KWIKClick platform.

Revenues

As of the date of the December 31, 2022 financial statements, the Company is in early stage revenue. The Company commenced revenue generation in September 2021 in connection with its software license with Newage Inc., a network marketing company. Despite the license agreement being the source of the Company’s initial revenues until July 2022, revenues hereafter are anticipated to be primarily sourced from the Company’s KwikClick platform.  The Company is currently working with Shopify, which facilitates over $200 Billion Gross Merchandise Volume (GMV) annually for other ecommerce platforms. Once the Company integration with Shopify is fully approved, the Company will then initiate planned integrations with WooCommerce, BigCommerce, Magento and others. With these integrations, we believe the company will then be on track to generate positive cash flows and increasing profitability.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2022 were $4,619,470 as compared to $2,622,362 for the comparable prior period, an increase of $1,997,108 or 76%. The increase is primarily the result of a full year of expenses related to the approximately 35 employees and consultants.  The employees and consultants worked on design and coding of our website, applications and platform, marketing, legal, accounting and typical general and administrative expenses in connection with running the business. The expenses in connection with the Company’s revenue source is expected to mostly consist of commission payments made to influencers, users and other affiliates of the Kwik platform.  We anticipate operating expenses to continue at current levels through the first two quarters of 2023, then will accelerate to service an increase in revenues through the remainder of 2023.

Capitalized Patent Costs

Since KwikClick, LLC’s inception in 2020, the Company has spent considerable time and effort developing its intellectual property and developing its software platform. Throughout 2022, the most significant use of cash was for legal counsel, including patent and trademark counsel. Our patent counsel has prepared and filed dozens of patent applications, the purpose of which is to protect the Company’s “first-mover” advantage and to hinder and/or exclude competing “me-too” products and reduce or deter industry competition. Recently, the Company was granted its first patent with the remainder currently pending approval. Furthermore, we may provide licensing to markets and products where we do not wish to directly operate. We have filed applications with the United States Patent and Trademark Office in connection with 35 inventions that we believe cover the base technology for our "single product tree" multi-level marketing method and many derivative inventions covering the related value chain. We believe that the inventions for which we seek patent protection span our unique KwikClick platform's various applications. Areas covered include using social media plug-ins for enhanced marketing, motivating and growth techniques, product ratings and recommendations, attaching KwikClick to other companies with multi-level sales compensation structures and other marketing portal connections.  We anticipate similar capital expenditures throughout the year ending December 31, 2023.

Liquidity and capital resources

As of December 31, 2022, we had cash and cash equivalents of $30,583 compared to $609,682 of cash at December 31, 2021. Most of the cash depletion in 2022 has been due to software and platform development payments as well as payments to our patent legal counsel. Based on currently available capital resources (cash), we estimate that we would not be able to conduct our planned operations without immediate additional funding. Our current “burn rate” of cash is approximately $275,000 per month, at which rate we cannot survive unless we increase revenues or obtain additional equity or debt financing. While our majority shareholder has committed to continue to provide funding for the foreseeable future, there is no assurance that we can increase revenues and/or obtain additional necessary financing, much less on reasonable terms.

Our current liabilities as of December 31, 2022, totaled $729,663, compared to $2,038,398 on December 31, 2021. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. Currently, there can be no assurance that the Company will be able to raise additional funds necessary to further develop or operate its business or that such funding can be at commercially reasonable terms.

We have historically been funded primarily from private placements of stock and loans from Company affiliates and may continue to be so funded for the foreseeable future. However, there is no assurance that we can obtain additional funds.

During the quarter ended December 31, 2022, the Company converted its loan principal of $1,459,489 and accrued interest payable of $20,250 totaling $1,479,739 owed to Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares.  The shares were issued in December 2022, and the balance of $520,261 under the commitment was recorded as a subscription receivable at December 31, 2022. During the first quarter of 2023, Mr. Cooper funded the remainder of the Subscription Receivable in connection with the funding commitment also provided additional funding of $75,000 to the Company. In connection with the additional funding, the Company entered into a promissory note which will be subject to a security agreement that will require us to pledge our patents and other intellectual property as collateral for the loan. We believe that our patents and intellectual property are valuable assets and are important to our business operations. However, we have entered into this loan agreement in order to meet our financial obligations and to ensure that we have sufficient working capital to continue our operations. While we do not anticipate any default on the loan, in the event that we do default, Mr. Cooper may take possession of our intellectual property and patents. This could have a material adverse effect on our business and operations.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company has a net loss of $3,946,791 for the year ended December 31, 2022. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain outside and related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. As a result of the Covid-19 crisis, the Company may experience difficulties in raising these funds due to economic impacts on funding sources. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Occasionally, the Company utilizes its shares to compensate certain employees and consultants to develop the KwikClick platform or provide other services to the Company. Due to the lack of an active trading market for the Company’s shares, it is difficult to measure the fair market value of shares issued for compensation. The Company carefully considers the price of the shares contemporary to the event of compensation and applies a reasonable valuation upon issuance.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2022 and December 31, 2021 begins on page F-1 of this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022 and 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our internal controls over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 and 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our current Directors and Executive Officers as of April 12, 2023:

Name	Age	Position
Jeff Roberts	43	Director
Dan Shaw	73	Director
Robert Green	66	Director
Brady Cooper (1)	22	Director and Corporate Secretary
Matt Williams (2)	49	President, Principal Executive Officer
Jeffrey Yates (3)	60	Chief Financial Officer, Principal Accounting Officer

(1)Brady Cooper was appointed as Director and Secretary on September 1, 2022.

(2)Matt Williams was appointed as Principle Executive Officer on September 1, 2022.

(3)Jeffrey Yates was appointed as Chief Financial Officer and Principal Accounting Officer on October 1, 2022.

Our directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Jeff Roberts serves as a member of the board of directors. Since April 2016, Mr. Roberts has served as the Executive Vice President and Chief Financial Officer of Savage Services Corporation, a provider of a broad portfolio of services to move and manage critical materials through the US and the world. Prior to joining Savage, Mr. Roberts served as CFO of Maxum Enterprises, an integrated marine and land-based chemicals, petroleum, and lubricants supply company. In that role, he led the company’s Risk, Business Development, Corporate Finance, IT, Credit, Tax, Treasury, Collections, and accounting teams and served for seven months as interim President. Jeff previously was the Controller and Retail Division CFO at Flying J and worked in auditing positions with PRG Schultz and Ernst and Young. Originally from Pocatello, Idaho, Jeff earned a bachelor’s degree in accounting at Utah State University and a master’s degree in professional accountancy from Weber State University. He is a licensed Certified Public Accountant (CPA) in the State of Utah. Mr. Roberts is qualified to serve on the board of directors because of his significant financial and managerial experience with growing and large enterprises.

Dan Shaw serves as a member of the board of directors. For at least the past 30 years, Mr. Shaw has been a self-employed entrepreneur and investor. For at least the past five years, Mr. Shaw’s primary focus and revenue sources has been Impact Payment Systems, LLC, an on-line variable payment installment loan lender that Mr. Shaw was involved in acquiring nearly a decade ago through Integra Financial Service, LLC, an entity substantially owned and controlled by Mr. Shaw. Mr. Shaw has been recognized as the National Outstanding Citizen for his leadership in the parks and recreation Industry. He also holds membership in several prestigious organizations including Boy Scouts of America. An avid outdoorsman, Mr. Shaw competes as a rodeo “heeler” on a two-man roping team. He currently serves as the President and CEO of the Day of ‘47 Rodeo, a charitable organization. A former coach for the Junior Olympic Ski Team in Park City, Utah, Mr. Shaw began competitive snow skiing at the age of 12 and is still and active participant in the sport. Mr. Shaw is qualified to serve on the board of directors because of his significant business development and management experience.

Robert Green has served as a sales and customer service executive in numerous companies such as Apple Computer, Iomega, Compaq, Hewlett Packer, Ariix and PrenticeWorx.  Mr. Green is qualified to serve on the board of directors because of his prolonged experience defining and enhancing the customer experience, particularly in the environment in which the Company is operating.

Brady Cooper is currently Vice President of Product at Kwik.  His responsibilities include managing the entire product design for the users, brands and influencers which includes the development of specialized software and technology for the Company’s platform. Mr. Cooper also manages the development of the mobile app.

Mr. Cooper attended Utah State University, Jon M. Huntsman School of Business, where he studied business management and information systems. Mr. Cooper has built custom computers and was an IT Business Analyst. Mr. Cooper is qualified to serve on the board of directors because of his significant development expertise and his unique insight into our target customer demographic.

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

Jeffrey Yates has served as Chief Financial & Accounting Officer for KwikClick, Inc. since October 1, 2022. Previously, he was a co-founder of ARIIX, a global direct selling company operating in 29 countries with sales of $220M. In the past he also held the position of Chief Financial Officer & Vice President of USANA Health Sciences, Inc., Chief Financial Officer & Executive Vice President of Deseret Book Company, Chief Financial Officer for Franklin Covey Stores, and Senior Accountant at PriceWaterhouse LLP. He is a member of The American Institute of Certified Public Accountants and a member of the Utah Association of Certified Public Accountants. He received a Master of Accountancy and an undergraduate degree in management accounting from Brigham Young University. Mr. Yates is qualified to serve on the board of directors because of his extensive experience in corporate financial leadership in start-ups, emerging growth, and public companies.

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

Board Committee

In October 2022, the Board adopted resolutions to form an Audit Committee and a Compensation Committee. The initial members of both committees consist of independent directors Jeff Roberts and Dan Shaw. Mr. Roberts was designated Chair of the Audit Committee and Mr. Shaw designated Chair of the Compensation Committee. Neither committee has adopted a charter and neither has started formal functions, The Company has yet to form a Nominating Committee. As the Company’s business expands, the directors will evaluate the necessity of forming additional committees and increasing the activities of the Audit and Compensation Committees.

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

	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matt Williams President (2)	2022 2021	$- $-	$- $-	$666,667 $333,333	$- $-	$- $-	$- $-	$100,000 $-	$666,667 $333,333
Jeffrey Yates PFO (3)	2022	$-	$-	$-	$-	$-	$-	$10,000	$10,000
Brady Cooper Secretary (4)	2022	$42,500	$-	$-	$-	$-	$-	$-	$42,500

(1)Salaries include compensation received from the Company or its wholly owned subsidiary KWIKClick, LLC.

(2)Matt Williams was appointed as President of the Company on September 2, 2021. Mr. Williams was appointed as principal executive officer September 1, 2022.  In May 2022, the Company issued 100,000 shares to Mr. Williams for a total value of $100,000 for the kwik.com domain which had been transferred to the Company in 2021.

(3)Jeffrey Yates was appointed Chief Financial Officer and PFO October 1, 2022.

(4) Brady Cooper was appointed as a Director and Corporate Secretary September 1, 2022.

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

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Daniel Shaw		$75,000					$75,000
Jeff Roberts		$75,000					$75,000
David Hunt		$75,000					$75,000

On October 14, 2021, the Board unanimously adopted the following director incentives:

(1)The Company agreed to the issuance of 75,000 shares of KWIK common stock to three of the Company’s directors Daniel Shaw, Jeff Roberts and David Hunt as compensation for their Board Service.

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

Equity Awards

We offer stock options, stock appreciation rights, and stock awards to certain of our employees, including our executive officers, as the long-term incentive component of our compensation program. We may grant equity awards to new hires upon their commencing employment with us. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow employees to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. We sometimes also offer stock options, stock appreciation rights and stock awards to our consultants in lieu of cash. Our stock options allow consultants to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and are not intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow consultants to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. Stock options, stock appreciation rights, and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances.

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

The 2021 Plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a qualified pension, profit sharing or bonus plan under Section 401(a) of the Internal Revenue Code.

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

Eligibility

All directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the 2021 Plan. Incentive Options may only be granted under the 2021 Plan to a person who is a full-time officer or employee of the Company or a subsidiary. The Administrator will determine from time-to-time which directors, employees, consultants, and advisers will be granted awards under the 2021 Plan.

As of December 31, 2022, there were 0 shares previously issued or subject to outstanding awards under the 2021 Plan and 10,000,000 shares were available for future issuance under the 2021 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 129,442,605 shares of common stock issued and outstanding.

Name	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage(9)	Options/ Warrants Owned
Fred W. Cooper (1)	68,918,323	46.12%	-
Matt Williams (2)	1,100,000	0.74%	-
Brady Cooper (3)	4,030,000	2.70%	-
Jeffrey Yates (4)	100,000	0.07%	-
Dan Shaw (5)	107,504	0.07%	-
Jeff Roberts (6)	75,000	0.05%	-
Wenhan Zhang (7)	7,500,000	5.02%
Cielo Family Heritage Trust (8)	10,068,035	6.74%
Total of All Officers, Directors, and Affiliates as a group (6 persons and/or entities)	91,898,862	61.49%

1.The address for Fred W. Cooper is 585 West 500 South, Bountiful, Utah 84010.

2.The address for Matt Williams is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Williams serves as the Company’s President.

3.The address for Brady Cooper is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Cooper serves as the Company’s Secretary.

4.The address for Jeffrey Yates is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Yates is the Chief Financial Officer and principal financial officer of the Company.

5.The address for Dan Shaw is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Shaw is a member of the Company’s Board of Directors and has beneficial ownership and/or voting control over 107,504 shares of the Company’s common stock. The common stock over which Mr. Shaw has voting control is held in various limited liability companies and trusts directly or indirectly controlled by Mr. Shaw.

6.The address for Jeff Roberts is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Roberts is a member of the Company’s Board of Directors

7.The address for Wenhan Zhang is 585 West 500 South Suite 130, Bountiful, Utah 84010 and is a shareholder of the Company.

8.The address for Cielo Family Heritage Trust is 585 West 500 South Suite 130, Bountiful, Utah 84010 and is a shareholder of the Company.

9.Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of December 31, 2022 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Form 10, which is 149,442,605 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Software Licensing and Exclusivity Agreement

Our primary source of revenue from the Kwik platform was from NewAge, Inc. through a Software Licensing Agreement dated September 21, 2021 and later terminated in July 2022.

Affiliate Loans and Defaults

We have been funded by loans from affiliates.  During the quarter ended December 31, 2022, the Company converted its loan principal of $1,459,489 and accrued interest of $20,250 totaling $1,479,739 owed to Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares. The shares were valued at $0.10 per share. As of December 31, 2021, we had outstanding obligations due to Mr. Cooper totaling $34,489.

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

Director Independence

Our board of directors is currently composed of two members, both of whom could qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has engaged Heaton & Company, PLLC (“Heaton”) as the Company’s independent registered public accounting firm.

The Company’s CEO signs engagement letters with Heaton before Heaton does any audit or tax-related work for the Company. Heaton was approved to provide audit services for the Company for the years ended December 31, 2022 and 2021. Heaton does not provide tax services for the Company.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Heaton:

For the year ended December 31, 2022:	For the year ended December 31, 2021:
Audit Fees: $32,000	Audit Fees: $32,000
Audit-Related Fees: None	Audit-Related Fees: None
Tax Fees: None	Tax Fees: None
All Other Fees: None	All Other Fees: None

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

3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended

This Form
10-K	April 12, 2023
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

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey A. Yates

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

*Filed with the Registration Statement Form 10-12(g) on September 30, 2021

ITEM 16. FORM 10–K SUMMARY

This Item is optional. We may provide summaries in future Form 10-K filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Matt Williams

Matt Williams, President

Date: April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Matt Williams

Matt Williams, President

Principal Executive Officer

Date: April 17, 2023

By: /s/ Jeffrey Yates

Jeffery Yates, Chief Financial Officer

Principal Financial Officer

Date: April 17, 2023

By: /s/ Brady Cooper

Brady Cooper Secretary

Date: April 17, 2023

By: /s/ Daniel Shaw

Daniel Shaw

Director

Date: April 17, 2023

By: /s/ Jeff Roberts

Jeff Roberts

Director

Date: April 17, 2023

By: /s/ Robert Green

Robert Green

Director

Date: April 17, 2023

KWIKCLICK, INC. AND SUBSIDIARY KWIKCLICK, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KwikClick, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KwikClick, Inc. the Company) as of December 31, 2022, and 2021 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021 and the results of its operations and its cash flows for the years ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Stock for Services and Compensation

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 12, 2023

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$30,583	609,862
Total current assets	30,583	609,862

Equipment, net	5,623	2,635
Intellectual property, net	1,066,780	613,507
Right of use asset	118,684	-
Total assets	$1,221,670	1,226,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$546,807	572,808
Accrued liabilities	124,551	345,059
Lease obligation	54,295	-
Shareholder loans	-	34,489
Stock issuable	4,010	1,086,042
Total current liabilities	729,663	2,038,398
Long-term liabilities:
Lease obligation, net of current portion	66,053	-
Total liabilities	795,716	2,038,398

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized and 149,442,605 and 115,912,605 shares issued and outstanding at December 31, 2022 and 2021, respectively	14,945	11,591
Additional paid-in-capital	7,430,721	1,728,675
Subscription receivable	(520,261)	-
Accumulated deficit	(6,499,451)	(2,552,660)
Total stockholders' deficit	425,954	(812,394)
Total liabilities and stockholders' deficit	$1,221,670	1,226,004

The accompanying footnotes are an integral part of these consolidated financial statements

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

Revenues:
Brand Services Revenue	$306,835	25,640
Software Licensing Revenue	300,000	150,000
Total revenue	606,835	175,640

Operating costs and expenses:
Cost of Revenue	147,140	-
Management and payroll	2,881,834	561,732
Research and development	1,219,133	954,728
General and administrative	285,270	1,029,231
Total operating costs and expenses	4,533,377	2,545,691

Loss from operations	(3,926,542)	(2,370,051)

Other income (expenses)
Interest expense	(20,249)	-
Loss before income taxes	(3,946,791)	(2,370,051)

Provision for (benefit from) income taxes	-	-

Net loss	$(3,946,791)	(2,370,051)

Basic and diluted loss per share	$(0.03)	(0.02)

Weighted average shares outstanding - basic and diluted	128,780,195	113,964,459

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance December 31, 2020	100,000	$10	109,692,605	$10,969	$1,086,529		$(182,609)	$914,899
Issuance of common stock for cash			220,000	22	219,978			220,000
Issuance of common stock for services			6,000,000	600	119,400			120,000
Issuance of stock options for services					302,758			302,758
Cancellation of preferred shares	(100,000)	(10)			10			-
Net loss							(2,370,051)	(2,370,051)

Balance December 31, 2021	-	$-	115,912,605	$11,591	$1,728,675	$-	$(2,552,660)	$(812,394)
Issuance of common stock for cash			10,000,000	1,000	999,000			1,000,000
Issuance of common stock for services			1,700,000	171	439,829			440,000
Issuance of common stock for settlement of stock issuable			730,000	73	1,041,127			1,041,200
Issuance of common stock for intellectual property acquisition			100,000	10	99,990			100,000
Issuance of common stock for conversion of shareholder loans and accrued interest			20,000,000	2,000	1,998,000	(520,261)		1,479,739
Issuance of stock for accrued compensation			333,333	33	333,300			333,333
Stock based compensation			666,667	67	790,800			790,867
Net loss							(3,946,791)	(3,946,791)
Balance December 31, 2022	-	$-	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,946,791)	$(2,370,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,658	16,053
Stock for services and compensation	1,230,867	422,758
Loss on sale of equipment	560	-
Amortization right of use asset	38,410	-
Changes in operating assets and liabilities:
Lease obligations	(36,746)	-
Accrued liabilities	101,993	344,846
Accounts payable	(5,751)	559,565
Net cash used in operating activities	(2,575,800)	(1,026,829)

Cash flows from investing activities:
Purchase of intellectual property	(393,742)	(439,129)
Proceeds from sale of equipment	1,919	-
Purchase of equipment	(6,656)	(2,680)
Net cash used in investing activities	(398,479)	(441,809)

Cash flows from financing activities:
Refund of stock payable	(30,000)	-
Proceeds from stock issuable	-	1,086,042
Proceeds from shareholders loans	1,875,000	-
Payments on shareholder loans	(450,000)	-
Proceeds from issuance of common stock	1,000,000	220,000
Net cash provided by financing activities	2,395,000	1,306,042

Net decrease in cash and cash equivalents	(579,279)	(162,596)
Cash and cash equivalents at beginning of period	609,862	772,458
Cash and cash equivalents at end of period	$30,583	$609,862

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Common stock issued for intellectual property	$100,000	$-
Common stock issued for stock issuable settlement	$1,041,200	$-
Common stock issued for accrued compensation – related party	$333,333	$-
Subscription receivable	$520,261	$-
Initial recognition of right of use asset and lease obligation	$157,094	$-
Common stock issued for conversion of shareholder loans and accrued interest	$1,479,739	$-
Preferred stock cancellation	$-	$10

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

NOTE 1. BUSINESS

KwikClick, Inc., (the Company) was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its KwikClick business operations to allow sellers to make products or services available on the KwikClick platform, at Kwik.com, offering a self-determined incentive budget on goods or services in exchange for exposure and substantially increased sales volume. KWIKClick is a social interaction, selling, and referral software platform.  Stores and manufacturers (“Brands”) wishing to promote their products or services on the KWIKClick software platform, which connects them to promoters, influencers, and customers.  When the Brand is paid for the consumer purchases through the KWIKClick platform, the Brand pays an incentive budget to KWIKClick.  KWIKClick receives the entire incentive budget as revenue for generating the sales through its platform, and recognizes cost of sales upon calculation and payment of the commissions paid to the wave of affiliates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company's fiscal year end is December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary KwikClick LLC. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.  The Company did not have cash equivalents at December 31, 2022 or 2021.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of December 31, 2022 the Company had 3,600,000 outstanding unvested stock awards that were potentially dilutive.  As of December 31, 2021, the Company had 400,000 fully vested stock options that were potentially dilutive that expired in October 2022.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major betterments and additions are charges to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment as of December 31, 2022 and 2021 were as follows:

	2022	2021
Office Equipment	$8,483	$4,483
Less Accumulated Depreciation	(2,860)	(1,848)
	$5,623	$2,635

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

Intangible Assets

Patents are recorded at cost. Expenditures for securing the patents are charges to the asset account.

Intangible Assets as of December 31, 2022 and 2021 were as follows:

	2022	2021
Patents	$1,028,059	$634,317
Domain	100,000	-
Less Accumulated Amortization	(61,279)	(20,810)
	$1,066,780	$613,507

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the year ended December 31, 2022 and 2021, the Company recorded depreciation expense of $1,189 and $45.

Amortization of Patents is computed by the straight-line method over the useful lives of the patents, which are fifteen years.

During the year ended December 31, 2022 and 2021, the Company recorded amortization expense of $40,469 and $16,008, respectively.

Future Amortization Expense

Year	Amount
2023	$62,502
2024	62,502
2025	62,502
2026	62,502
2027	62,502
Thereafter	754,270
$1,066,780

Impairment of Long-Lived Tangible Assets and Intellectual Property

The Company reviews long-lived tangible and intellectual property assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. The Company did not recognize an impairment charge in the year ended December 31, 2022 or 2021.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to result in additional functionality, are expensed as incurred. For the years ended December 31, 2022 and 2021 the Company did not capitalize any research and development costs.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

Revenue Recognition

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

•Step 2:  Identify the performance obligations in the contract

•Step 3:  Determine the transaction price

•Step 4:  Allocate the transaction price to the performance obligations in the contract

•Step 5:  Recognize revenue when the Company satisfies a performance obligation

Revenue is measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, promotional discounts, and rebates. Revenue excludes any amounts collected on behalf of third parties, including product costs for goods not owned and indirect taxes.

A description of the Company’s revenue generating activities is as follows:

Third-Party Seller Services (Brand Services Revenue):

The Company offers programs that provide sellers a software platform to sell their products.  For some contracts the Company provides payment processing and order fulfillment facilitation.  The Company is not the seller of record in these transactions.

The Company generally determines stand-alone revenue based on a percentage of the prices charged by the seller to deliver products sold.  The commissions and any related fulfillment, shipping, and transaction processing fees the Company earns from these arrangements are recognized when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier or to the product purchaser.  The Company does not incur material costs in obtaining third party seller contracts.

Software Licensing (Hosting Arrangement):

The Company licenses the use of its internally developed software to third parties for a fixed fee over a specified term. Revenue under these arrangements are recognized ratably over the contract term.  Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term.  During the years ended December 31, 2022 and 2021 the Company did not incur material sales commissions.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform.  The Company does not assume responsibility for refund or replacement of product costs.  Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. During the years ended December 31, 2022 and 2021, the Company did not incur material returns.

Cost of Sales

Cost of sales primarily consist of commissions paid to third party influencers and consumers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in general and administrative expenses on our consolidated statements of operations.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

Reclassifications

During the year ended December 31, 2022, the Company determined it does not obtain any form of control of the products sold on its software platform.  In these transactions the Company is considered an agent and records revenue as the net amount it retains for its role in facilitating third-party sales.  During 2021, the Company presented its revenue and cost of sales inclusive of the consideration received and paid for the products controlled by the seller.  As of result of the agency determination the Company grossed down its 2021 revenue and cost of sales as follows:

	As Presented		As Reclassified
	December 31,		December 31,
	2021	Reclassification	2021

Revenue	$102,311	(76,671)	$25,640
Licensing Revenue	150,000		150,000
Total Revenue	$252,311		$175,640

Cost of Revenue	$76,671	(76,671)	$-

During the year ended December 31, 2021 the Company presented its statements of operations on a granular basis that has been grouped for the current year presentation.

The following table provides an illustration of the reclassified operating expenses:

	As Presented:		As Reclassified:
	December 31, 2021	Reclassification	December 31, 2021

Operating Expenses:
General and administrative	$3,645	$1,025,586	$1,029,231
Management and payroll	561,732	-	561,732
Research and development	-	954,728	954,728
Amortization and depreciation	16,053	(16,053)	-
Legal and professional	163,232	(163,232)	-
Marketing	94,122	(94,122)	-
Office supplies	15,848	(15,848)	-
Outside services	1,679,333	(1,679,333)	-
Rent	11,726	(11,726)	-
Total operating expenses	$2,545,691		$2,545,691

The reclassification did not have a material impact on the Company’s financial position, results of operations, or cash flows as of and for the year ended December 31, 2021.

Stock Based Compensation

Stock-based compensation costs for eligible employees and non-employees are measured at fair value on the date of grant. For awards containing only a service condition, compensation expense is recognized over the award’s requisite service period on a straight-line basis. For awards containing performance and service conditions, where certain conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and consequently, the related amount recognized in the

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

consolidated statements of operations. There were no issuances of awards subject to performance conditions during the years ended December 31, 2022 and 2021.

The Company does not estimate forfeitures when determining the fair value of stock-based awards, rather forfeitures of non-vested awards are recognized in the periods in which they occur.

Fair Value Measurements

US GAAP define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value is defined as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Whenever possible, the Company is required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. The Company performed fair value measurements of its common stock and stock options, using unobservable inputs within Level 3 of the hierarchy.

The fair value of cash and equivalents, accounts payable, accrued liabilities, and shareholder loans approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $270,284 and $94,122 for the years ended December 31, 2022 and 2021, respectively.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Lease Accounting

The Company occupies office space under a lease arrangement. The property is leased under a noncancelable agreement that contains a lease term in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreement, which has been classified as an operating lease, provides for base minimum rental payments, as well non-lease components including insurance, taxes, maintenance, and other common area costs.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of twelve months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using the rate implicit in the contract if available or an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The discount rates used for the initial measurement of lease liabilities as of the date of entry were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. The Company has elected an accounting policy to not separate implicit components of the contract that may be considered non-lease related.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense. Depreciation of the right-of-use asset for operating leases reflects the use of the asset on straight-line basis over the expected term of the lease.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

The Company applies accounting guidance for income taxes with respect to uncertain tax positions. As a result of this guidance, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% cumulative likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company did not have material translation adjustments during the periods presented.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the previously reported financial position, results of operations, or cash flows.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,946,791 for the year ended December 31, 2022. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

NOTE 4. INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2022 or 2021.

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

	2022	2021
Deferred tax asset:
Net operating loss carryover	$947,624	$377,280
Valuation allowance	(947,624)	(377,280)
	$-	$-

A reconciliation of amounts obtained by applying Federal tax rates of 21% to pre-tax income to income tax benefit is as follows:

	2022	2021
Book income	$(828,826)	$(497,711)
Stock for services	258,482	25,200
Stock options	-	63,579
Accrued liabilities – related party (unissued stock compensation)	-	70,000
Change in valuation allowance	570,344	338,932
Income tax expense	$-	$-

The Company’s tax returns are subject to audit for the years ended December 31, 2022 and 2021.

NOTE 5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which 100,000 have been designated as Series B Super Voting Convertible Preferred Stock. The Company's Series B Super Voting Convertible Preferred Stock, par value $0.0001, has voting rights equal to 1,500 common stock votes for each share of Series B Super Voting Convertible Preferred Stock held. The holders of shares of Preferred Stock are entitled to vote on all matters on which the Common Stock is entitled to vote, unless otherwise required by applicable law and except in cases where the rights and privileges of the holders of Common Stock may be altered or diminished. The holders of Preferred Stock are entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company. The Series B Super Voting Convertible Preferred Stock shares are not entitled to dividends or liquidation preferences. There were no shares of Preferred Stock issued and outstanding at December 31, 2022 and 2021.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

Common Stock

The Company issued the following shares of common stock for the years ended December 31, 2022 and 2021:

During the quarter ended December 31, 2022, the Company converted its loan principal of $1,459,489 and accrued interest payable of $20,250 totaling $1,479,739 owed to Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares.  The shares were issued in December 2022, and the balance of $520,261 under the commitment was recorded as a subscription receivable at December 31, 2022.

In September 2022, the Company issued 75,000 shares of common stock valued at $1.00 per share for $75,000 to a former Board member for services rendered.

In July and August 2022, the Company issued 10,000,000 shares of common stock at $0.10 per share for cash proceeds totaling $1,000,000.

During the period from June through December 31, 2022, the Company issued 1,400,000 shares of common stock valued at $0.10 for $140,000 to a consultant for services rendered.

In May 2022, the Company issued 75,000 shares of common stock valued at $1.00 per share for $225,000 to each of its three Board members (225,000 total shares) for services rendered.

In May 2022, the Company issued 100,000 shares of common stock valued at $100,000 to Matt Williams, its President and Principal Executive Officer for the acquisition of the kwik.com domain name.

In May 2022, the Company issued 1,000,000 shares of common stock valued at $1.00 per share for $1,000,000 in compensation to our President.  Of this amount, $333,333 was for accrued compensation at December 31, 2021, while the remaining $666,667 was for services rendered during the six months ended June 30, 2022.

In April 2022, the Company issued 730,000 shares of common stock for cash proceeds totaling $1,041,200 that were received as of December 31, 2021.  In December of 2020, the Company had $4,010 of cash proceeds for which the stock has not been issued and is presented as a stock issuable liability in the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2021 the Company issued 220,000 shares of common stock at $1.00 per share for total proceeds of $220,000.

During the year ended December 31, 2021, the Company also issued 6,000,000 to a company that is a related party for services performed between January 1, 2021 through December 31, 2021. The shares had a fair value of $0.02 per share or $120,000.

Common Stock Compensation

Our Board of Directors adopted the 2021 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, directors and consultants are eligible to participate in the 2021 Plan.  At December 31, 1022, no awards have been issued under the plan and 10,000,000 shares are available for issuance.

At the discretion of the compensation committee, the Company has granted common stock awards for various employees. The awards issued to date are earned and recognized over the requisite service period. The fair value of the award is estimated on the grant date.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

A summary of the stock-based compensation associated with common stock awards is as follows:

	Common Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	-	$-
Granted	5,797,550	0.22
Forfeited or cancelled	-	–
Vested	(2,197,550)	0.43
Outstanding at December 31, 2022	3,600,000	$0.10

During the year ended December 31, 2022, the Company granted 5,000,000 shares of common stock with an estimated grant date fair value of $500,000 for consulting services for a period of twenty-five months. The shares vest monthly on a straight-line basis. As of December 31, 2022, unrecognized compensation associated with the unvested portion of the award totaled $360,000 which the Company expects to recognize over the next eighteen months.

During 2022, the Company entered into various other agreements totaling 797,550 with a weighted average value of $1.00 which were fully vested and recognized in 2022 of which 666,667 have been issued. As of December 31, 2022, the Company has committed 3,730,883 shares of stock for the fulfillment of the unissued vested (130,883 shares) and unvested (3,600,000) awards.

During the year ended December 31, 2022, the Company recognized total stock-based compensation of $1,230,867 (including $440,000 of stock for services).

Stock Options

In October 2021, the Company issued 400,000 fully vested options exercisable into shares of common stock with an estimated grant date fair value $302,758. During the year ended December 31, 2022, the previously outstanding stock options expired unexercised. As of December 31, 2022, there were no stock options outstanding. The Company recognized stock-based compensation associated with stock options totaling $0 and $302,758 for the years ended December 31, 2022 and 2021, respectively.

2021 Equity Incentive Plan

NOTE 6. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the quarter ended December 31, 2022, the Company converted its loan principal of $1,459,489 and accrued interest of $20,250 totaling $1,479,739 owed to Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares. As of December 31, 2021, $34,489 was due to Mr. Cooper. During the first quarter of 2023, Mr. Cooper funded the remainder of the Subscription Receivable of $520,261 and provided additional funding to the Company (see Note 9).

During the years ended December 31, 2022 and 2021, the Company recognized total interest expense of $20,249 and $0, respectively.

During the year ended December 31, 2021, the Company also issued 6,000,000 Shares of common stock to an entity controlled by a significant shareholder for services performed between January 1, 2021 through December 31, 2021. The shares had a fair value of $0.02 per share or $120,000.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

During the years ended December 31, 2022 and 2021, the Company had a Software Licensing Agreement with NewAge, Inc., a company affiliated with Fred W. Cooper, our majority stockholder.  Under the agreement, which terminated on July 31, 2022, the Company received licensing fees totaling $300,000 and $150,000, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

On October 7, 2022, NewAge, the licensee of the related party SL Agreement filed an adversary proceeding against the Company as part of their Chapter 11 bankruptcy filing (Delaware Case #22-10819). NewAge contends they are the rightful owner of the intellectual property used in our operations and the underlying technology of the SL Agreement. NewAge's adversary proceeding contends that the Company's intellectual property was developed by Ariix, LLC which Mr. Fred Cooper was a founder, major shareholder, and CEO. In November 2020, Ariix, LLC was acquired by NewAge and Mr. Cooper became a Director of NewAge. NewAge alleges it purchased the intellectual property in the acquisition of Ariix, LLC.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company has expended significant resources in developing its software platform independent of NewAge and intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1,067,000 at December 31, 2022, and may be forced to discontinue its on-going fee-based sales platform. The adversary Complaint filed by NewAge claims money damages in an amount to be determined at trial, but does not state any specific dollar amount of alleged damages. The Complaint has yet to be served on KwikClick as of the issuance date of these financial statements, and NewAge has requested extensions of time to serve the Complaint. As such, litigation is in its early stages, and an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying balance sheet or statements of operations or cash flows as of and for the year ended December 31, 2022.

NOTE 8. OPERATING LEASE

As of December 31, 2022, the Company leased its Bountiful, Utah corporate headquarters under a non-cancellable lease arrangement. The operating lease, which expires in January 2025, calls for base monthly payments on an escalating basis ranging from $4,992 to $5,296. The Company estimated the lease liability associated with the corporate headquarters operating lease using a discount rate of 8% per annum. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date of February 16, 2022.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2023	$61,553
2024	63,400
2025	5,296
Total undiscounted cash payments	130,249
Less imputed interest	(9,901)
Present value of payments	$120,348

The Company recognized lease expense associated with its non-cancelable operating lease totaling $56,578 and $0 for the years ended December 31, 2022 and 2021, respectively. The weighted average remaining term of the Company’s operating leases as of December 31, 2022, was approximately 25 months.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2022, through the date the financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

In the first quarter of 2023, Mr. Cooper funded the remainder of the Subscription Receivable of $520,261 in connection with the commitment letter for $2,000,000.  Mr. Cooper also provided additional funding of $75,000 to the Company. In connection with the additional funding, the Company entered into a promissory note which will be subject to a security agreement that will require us to pledge our patents and other intellectual as collateral for the loan. We believe that our intellectual property and patents are valuable assets and are important to our business operations. However, we have entered into this loan agreement in order to meet our financial obligations and to ensure that we have sufficient working capital to continue our operations. While we do not anticipate any default on the loan, in the event that we do default, Mr. Cooper may take possession of our intellectual property and patents. This could have a material adverse effect on our business and operations.