Form 10-Q
period 2023-03-31
KwikClick, Inc.
filed 2023-05-16
CIK 1884164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023

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

(385) 301-2792

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

As of May 15, 2023 the issuer had 150,442,606 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$98,532	30,583
Total current assets	98,532	30,583

Equipment, net	5,346	5,623
Intellectual property, net	1,297,690	1,066,780
Right of use asset	105,445	118,684
Total assets	$1,507,013	1,221,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$696,470	546,807
Accrued liabilities	120,687	124,551
Lease obligation, current portion	55,852	54,295
Shareholder advances	129,739	-
Stock issuable	300,000	4,010
Total current liabilities	1,302,748	729,663
Long-term liabilities:
Lease obligation, net of current portion	51,411	66,053
Total liabilities	1,354,159	795,716

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized and 150,042,605 and 149,442,605 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15,005	14,945
Additional paid-in-capital	7,494,671	7,430,721
Subscription receivable	-	(520,261)
Accumulated deficit	(7,356,822)	(6,499,451)
Total stockholders' equity	152,854	425,954
Total liabilities and stockholders' equity	$1,507,013	1,221,670

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues:
Brand services	$85,317	103,911
Software licensing	-	150,000
Net revenue	85,317	253,911

Operating costs and expenses:
Cost of sales	30,159	47,118
Research and development	197,168	397,257
Management and payroll	283,038	492,262
General and administrative	432,323	240,126
Total operating costs and expenses	942,688	1,176,763

Loss before income taxes	(857,371)	(922,852)
Provision for (benefit from) income taxes	-	-

Net loss	$(857,371)	(922,852)

Basic and diluted loss per share	$(0.01)	(0.01)

Weighted average shares outstanding - basic and diluted	149,840,384	115,912,605

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2022	-	$-	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954
Capital contribution	-	-	-	-	4,010	-	-	4,010
Issuance of common stock for services	-	-	600,000	60	59,940	-	-	60,000
Proceeds from subscription receivable	-	-	-	-	-	520,261	-	520,261
Net loss	-	-	-	-	-	-	(857,371)	(857,371)
Balance, March 31, 2023	-	$-	150,042,605	$15,005	$7,494,671	$-	$(7,356,822)	$152,854

Balance, December 31, 2021	-	-	115,912,605	11,591	1,728,675	-	(2,552,660)	(812,394)
Net loss	-	-	-	-	-	-	(922,852)	(922,852)
Balance, March 31, 2022	-	$-	115,912,605	$11,591	$1,728,675	$-	$(3,475,512)	$(1,735,246)

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(857,371)	$(922,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,340	8,150
Stock based compensation	60,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(51,806)
Operating leases	154	-
Accrued liabilities	(3,864)	275,286
Accounts payable	149,663	(33,757)
Net cash used in operating activities	(633,078)	(724,979)

Cash flows from investing activities:
Purchase of intellectual property	(248,973)	-
Purchases of equipment	-	(7,537)
Net cash used in investing activities	(248,973)	(7,537)

Cash flows from financing activities:
Lease deposits	-	(7,539)
Refund of stock issuable	-	(30,000)
Proceeds from stock issuable	300,000	-
Proceeds from shareholders advances	129,739	500,000
Proceeds from subscription receivable	520,261	-
Net cash provided by financing activities	950,000	462,461

Net increase (decrease) in cash and cash equivalents	67,949	(270,055)
Cash and cash equivalents at beginning of period	30,583	609,862
Cash and cash equivalents at end of period	$98,532	$339,807

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset and lease obligation	$-	$157,097
Capital contribution for settlement of stock issuable	$4,010	$-

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE 1. BUSINESS

KwikClick, Inc., (the “Company” or “Kwik”) was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its Kwik business operations to allow sellers to make products or services available on the Kwik platform, at Kwik.com, offering a self-determined incentive budget on goods or services in exchange for exposure and substantially increased sales volume. Kwik is a social interaction, selling, and referral software platform.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Kwik LLC. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.  The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock or if-converted method as applicable.  Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive.  As of March 31, 2023, the Company had 3,000,000 outstanding unvested stock awards that were potentially dilutive.  As of March 31, 2022, the Company did not have any potential common shares.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to not result in additional functionality, are expensed as incurred. For the three months ended March 31, 2023 and March 31, 2022 the Company did not capitalize any research and development costs, and incurred $197,168 and $397,257, respectively, in research and development expense.

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

Software Licensing (Hosting Arrangement):

The Company licenses the use of its internally developed software to third parties for a fixed fee over a specified term. Revenue under these arrangements is recognized ratably over the contract term.  The Company currently does not have any licensing agreements.

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term.  During the three months ended March 31, 2023 and 2022, the Company did not incur material sales commissions.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform.  The Company does not assume responsibility for refund or replacement of product costs.  Return allowances are estimated using historical experience.  During the three months ended March 31, 2023 and 2022, the Company did not incur material returns.

Reclassifications

The Company reclassified certain general and administrative and management and payroll costs totaling approximately $397,000 to research and development in the consolidated statements of operations for the three months ended March 31, 2022 to conform to the current period presentation. These reclassifications did not have any impact on the previously reported financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

Since the commencement of the Kwik platform, the Company has accumulated a deficit of $7,356,822 and working capital deficit of $1,204,216 as of March 31, 2023. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

The following provides a description of the common stock issuances during the three months ended March 31, 2023.

In January 2023, the Company received $300,000 which is recorded as stock issuable on the balance sheet.

During the three months ended March 31, 2023, 600,000 shares of common stock issued for services totaling $60,000 vested.

Common Stock Compensation

At the discretion of the compensation committee, the Company has granted common stock awards for various employees. The awards issued to date are earned and recognized over the requisite service period. The fair value of the award is estimated on the grant date.

A summary of the stock-based compensation associated with common stock awards is as follows:

	Common Stock	Weighted Average Fair Value
Outstanding at January 1, 2023	3,600,000	$0.10
Granted	-	-
Forfeited or cancelled	-	–
Vested	(600,000)	0.10
Outstanding at March 31, 2023	3,000,000	0.10

During 2022, the Company granted 5,000,000 shares of common stock with an estimated grant date fair value of $500,000 for consulting services for a period of twenty-five months.  The shares vest monthly on a straight-line basis.  As of March 31, 2023, unrecognized compensation associated with the unvested portion of the award totaled $300,000 which the Company expects to recognize over the next fifteen months.

For the three months ended March 31, 2023 and 2022 the Company recognized total stock-based compensation of $60,000 and $0, respectively.

As of March 31, 2023, the Company has committed 3,130,884 shares of stock for the fulfillment of the unissued vested (130,884 shares) and unvested (3,000,000) awards.

NOTE 5. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the quarter ended March 31, 2023, Mr. Cooper funded the remainder of the Subscription Receivable of $520,261 in connection with a funding commitment totaling $2,000,000.  Mr. Cooper also provided additional working capital advances of $129,739 to the Company during the quarter. The working capital advances bear interest at 10% per annum and are payable upon demand.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On October 7, 2022, NewAge, the licensee of the related party SL Agreement, filed an adversary proceeding against the Company as part of their Chapter 11 bankruptcy filing (Delaware Case #22-10819).  NewAge contends they are the rightful owner of the intellectual property used in our operations.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge.  The Company intends to vigorously defend and assert its intellectual property rights.  In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.3 million at March 31, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time.  As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the three months ended March 31, 2023.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to March 31, 2023, Mr. Cooper provided additional working capital advances totaling $450,000 to the Company.  The balance of working capital advances through May 15, 2023 totaled $579,739.  These advances bear interest of 10% per annum and are due on demand.  Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in our annual report on Form 10-K filed with the SEC on April 17, 2023, that can be read at www.sec.gov.

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

Overview

The Company was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its Kwik business operations to allow sellers to make products or services available on the Kwik platform, at Kwik.com, offering a self-determined incentive budget on goods or services in exchange for exposure and substantially increased sales volume. Kwik is a social interaction, selling, and referral software platform.  Stores and manufacturers (“Brands”) wishing to promote their products or services on the Kwik software platform, which connects them to promoters, influencers, and customers.  When the Brand is paid for the consumer purchases through the Kwik platform, the Brand pays an incentive budget to Kwik.  Kwik receives the entire incentive budget as revenue for generating the sales through its platform, and recognizes cost of sales upon calculation and payment of the commissions paid to the wave of affiliates.

Comparison of operations for the three months ended March 31, 2023 to March 31, 2022

Revenues

During the three months ended March 31, 2023 and March 31, 2022, we recognized net revenues of $85,317 and $253,911, respectively.  Since the termination of the related party licensing agreement in September 2022, the Company has not entered into any further licensing arrangements which resulted in $150,000 of revenue recognized during the three months ended March 31, 2022.  During the three months ended March 31, 2023 Brand services revenue decreased approximately 18% to approximately $85,000 as a result of fewer vendor and influencer promotions. Management anticipates that these revenues will begin to increase as we continue to develop our KWIK platform, add vendors, and add users.  The Company is currently in negotiations with several new brands and influencers who anticipate joining the platform within the next three to six months.

Cost of Sales

Our costs of revenue, totaling $30,159 and $47,118 for the three months ended March 31, 2023 and 2022, respectively, primarily consist of marketing incentives and services for products that are sold on our platform.  We expect the costs of revenue to fluctuate consistent with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

During the three months ended March 31, 2023 and 2022, we incurred total other operating expenses of $912,529 and $1,129,645.  The decrease of approximately $217,000 is primarily the result of reductions of approximately $200,000 and $209,000, respectively, in our research and development spending and non-recurring reductions in management and payroll as our initial operations begin to stabilize.  We anticipate our other operating expenses will trend upward as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, vendor acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants and consulting firms. In the coming 12 months, we anticipate increasing our promotional and marketing activities which will increase our operating expenses in our efforts to increase our product sales and user volumes.

Liquidity and capital resources

At March 31, 2023, we had a working capital deficit of $1,204,216. Approximately 10% of current liabilities as of March 31, 2023 are due to our majority shareholder, Mr. Fred Cooper. Mr. Cooper has provided an additional $129,739 in working capital advances through March 31, 2023 and an additional $450,000 through the date of this report. These advances are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so. Additionally, we raised $300,000 through the anticipated issuance of shares of common stock included in current liabilities as of March 31, 2023.

Through the three months ended March 31, 2023, the Company’s cash used in operations was approximately $633,000.  We expect our cash used in operations to not be sufficient to meet our on-going obligations until such time that we increase our brand offerings and overall user volumes.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Estimates

There has been no change in our critical accounting estimates from those disclosed in our annual report on Form 10-K filed with the SEC on April 17, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31,2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2022, NewAge, the licensee of the related party SL Agreement, filed an adversary proceeding against the Company as part of their Chapter 11 bankruptcy filing (Delaware Case #22-10819).  NewAge contends they are the rightful owner of the intellectual property used in our operations.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.3 million at March 31, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time.  As such, there has been no further adjustment to the accompanying statements of financial position, results of operations, or cash flows as of and for the three months ended March 31, 2023.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on April 17, 2023, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities that were not previously disclosed.

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

By: /s/ Matt Williams
Matt Williams
President
Principal Executive Officer
Date: May 15, 2023

By: /s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: May 15, 2023