Form 10-Q
period 2023-06-30
KwikClick, Inc.
filed 2023-08-14
CIK 1884164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2023

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

As of August 14, 2023 the issuer had 151,113,705 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$33,568	$30,583
Total current assets	33,568	30,583

Equipment, net	5,069	5,623
Intellectual property, net	1,438,751	1,066,780
Right of use asset	91,968	118,684
Total assets	$1,569,356	$1,221,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$823,263	$546,807
Accrued liabilities	123,786	124,551
Lease obligation	55,852	54,295
Shareholder loans	779,739	-
Stock issuable	300,000	4,010
Total current liabilities	2,082,640	729,663
Long-term liabilities:
Lease obligation, net of current portion	37,938	66,053
Total liabilities	2,120,578	795,716

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized and 150,713,705 and 149,442,605 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	15,072	14,945
Additional paid-in-capital	7,583,998	7,430,721
Subscription receivable	-	(520,261)
Accumulated deficit	(8,150,292)	(6,499,451)
Total stockholders' equity (deficit)	(551,222)	425,954
Total liabilities and stockholders' equity (deficit)	$1,569,356	$1,221,670

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Revenues:
Brand Services	$51,478	$72,189	$136,795	$176,100
Software Licensing	-	150,000	-	300,000
Net revenue	51,478	222,189	136,795	476,100

Operating costs and expenses:
Cost of Sales	40,523	32,912	70,682	80,030
Management and payroll	293,015	993,035	576,053	1,494,301
Research and development	265,727	272,040	462,895	669,297
General and administrative	232,859	274,200	664,898	505,322
Total operating costs and expenses	832,124	1,572,187	1,774,528	2,748,950

Other expenses
Interest expense	(12,824)	-	(13,108)	-
Loss before income taxes	(793,470)	(1,349,998)	(1,650,841)	(2,272,850)
Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(793,470)	$(1,349,998)	$(1,650,841)	$(2,272,850)

Basic and diluted Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	150,466,827	117,240,353	150,156,441	116,580,147

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Subscription		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable		Deficit	Equity (Deficit)
BALANCE, December 31, 2022	-	$-	149,442,605	$14,945	$7,430,721		$(520,261)	$(6,499,451)	$425,954
Capital contribution	-	-	-	-	4,010		-	-	4,010
Issuance of common stock for services	-	-	600,000	60	59,940		-	-	60,000
Proceeds from subscription receivable	-	-	-	-	-		520,261	-	520,261
Net loss	-	-	-	-	-		-	(857,371)	(857,371)
Balance March 31, 2023	-	$-	150,042,605	$15,005	$7,494,671		$-	$(7,356,822)	$152,854
Issuance of common stock for services	-	-	671,100	67	62,633		-	-	62,700
Stock based compensation	-	-	-	-	26,694		-	-	26,694
Net loss	-	-	-	-	-		-	(793,470)	(793,470)
Balance June 30, 2023	-	$-	150,713,705	$15,072	$7,583,998		$-	$(8,150,292)	$(551,222)

BALANCE, December 31, 2021			$115,912,605	$11,591	$1,728,675	$		$(2,552,660)	$(812,394)
Net loss								(922,852)	(922,852)
Balance March 31, 2022			$115,912,605	$11,591	$1,728,675	$		$(3,475,512)	$(1,735,246)
Issuance of common stock for settlement of stock issuable	-	-	730,000	73	1,041,127		-	-	1,041,200
Issuance of common stock for accrued compensation	-	-	333,334	33	333,301		-	-	333,334
Issuance of common stock for services	-	-	891,666	90	1,019,774		-	-	1,019,864
Issuance of common stock for intellectual property acquisition	-	-	100,000	10	99,990		-	-	100,000
Net loss	-	-	-	-	-		-	(1,349,998)	(1,349,998)
BALANCE, June 30, 2022	-	$-	117,967,605	$11,797	$4,222,867		$-	$(4,825,510)	$(590,846)

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,650,841)	$(2,272,850)
Depreciation and amortization	42,174	17,276
Stock based compensation	149,395	1,019,864
Loss on sale of equipment	-	560
Changes in operating assets and liabilities:
Accounts receivable	-	(50,000)
Operating leases	158	757
Accrued liabilities	(765)	18,876
Accounts payable	276,456	(59,378)
Net cash used in operating activities	(1,183,424)	(1,324,895)

Cash flows from investing activities:
Purchase of intellectual property	(413,591)	(84,769)
Proceeds from sale of equipment	-	1,920
Purchases of equipment	-	(6,656)
Net cash used in investing activities	(413,591)	(89,505)

Cash flows from financing activities:
Refund of stock payable	-	(30,000)
Proceeds from shareholders loans	779,739	850,000
Proceeds from common stock issuable	300,000	-
Proceeds from issuance of common stock	-	-
Proceeds from subscription receivable	520,261	-
Net cash provided by financing activities	1,600,000	820,000

Net increase (decrease) in cash and cash equivalents	2,985	(594,400)
Cash and cash equivalents at beginning of period	30,583	609,862
Cash and cash equivalents at end of period	$33,568	$15,462

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Supplemental Disclosures
Common stock issued for intellectual property	$-	$100,000
Common stock issued for stock issuable settlement	$-	$1,041,200
Common stock issued for accrued compensation	$-	$333,334
Recognition of right of use asset and lease obligations	$-	$157,097
Capital contribution for settlement of stock issuable	$4,010	$-

The accompanying condensed footnotes are an integral part of these unaudited consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.  The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock or if-converted method as applicable.  Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive.  As of June 30, 2023, the Company had 2,423,983 outstanding unvested and vested unissued stock awards and 102,470 warrants exercisable into shares of common stock that were potentially dilutive.  As of June 30, 2022, the Company had 400,000 fully vested stock options outstanding that were potentially dilutive and expired unexercised on October 17, 2022.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to not result in additional functionality, are expensed as incurred. For the six months ended June 30, 2023 and June 30, 2022 the Company did not capitalize any research and development costs.

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

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term.  During the six months ended June 30, 2023 and 2022, the Company did not incur material sales commissions.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform.  The Company does not assume responsibility for refund or replacement of product costs.  Return allowances are estimated using historical experience.  During the six months ended June 30, 2023 and 2022, the Company did not incur material returns.

Reclassifications

The Company reclassified certain general and administrative and management and payroll costs totaling approximately $272,040 and $669,297 to research and development in the consolidated statements of operations for the three and six months ended June 30, 2022 to conform to the current period presentation. These reclassifications did not have any impact on the previously reported financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

Since the commencement of the Kwik platform, the Company has accumulated a deficit of $8,150,292 and working capital deficit of $2,049,072 as of June 30, 2023. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

The following provides a description of the common stock issuances during the six months ended June 30, 2023.

During the six months ended June 30, 2023, 1,200,000 shares of common stock issued for services totaling $120,000 vested.

On May 31, 2023, the Company issued 65,100 shares of common stock for previously vested but unissued awards as of December 31, 2022.  The stock-based compensation related to these awards was recorded during the year ended December 31, 2022.

On May 31, 2023, the Company issued 6,000 shares of fully vested common stock for services totaling $2,700.

In January 2023, the Company received $300,000 for common stock issuable.

Common Stock Compensation

At the discretion of the compensation committee, the Company has granted common stock awards for various employees. The awards issued to date are earned and recognized over the requisite service period. The fair value of the award is estimated on the grant date.

A summary of the stock-based compensation associated with common stock awards is as follows:

	Common Stock	Weighted Average Fair Value
Outstanding at January 1, 2023	3,600,000	$0.10
Granted	-	-
Forfeited or cancelled	-	–
Vested	(1,200,000)	0.10
Outstanding at June 30, 2023	2,400,000	0.10

During 2022, the Company granted 5,000,000 shares of common stock with an estimated grant date fair value of $500,000 for consulting services for a period of twenty-five months.  The shares vest monthly on a straight-line basis.  As of June 30, 2023, unrecognized compensation associated with the unvested portion of the award totaled $240,000 which the Company expects to recognize over the next fifteen months.

For the six months ended June 30, 2023, and 2022 the Company recognized total stock-based compensation of $120,000 and $0, respectively associated with the vesting of this award.

As of June 30, 2023, the Company has committed 2,528,453 shares of stock for the fulfillment of the unissued vested (23,983 shares); and unvested (2,400,000); and fully vested warrant (102,470) awards.

Warrants

During the quarter ended June 30, 2023 the Company issued 102,470 fully vested warrants to purchase shares of common stock at an exercise price of $0.01 per share for a term of two years. Included in the issuance of the warrants were 41,801 warrants that one of the grantees elected to receive in lieu of common stock not yet issued in accordance with the terms of a prior agreement. The Company had previously recognized stock-based compensation expense associated with the unissued common stock owed to the grantee of $104,502 during the year ended December 31, 2022.

The grant date fair value of the warrants not previously recognized totaled $26,694 and the associated expense for the fully vested awards were recognized during the quarter ended June 30, 2023.

The Company estimated the fair value of the warrants on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise price of $0.01 per share; expected volatility of approximately 80%; the expected term of two years; and the risk free interest rate of 0.2%.

A summary of the common stock warrant activity is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	-	$-	–
Warrants granted	102,470	0.01
Exercised	–	–
Forfeited, cancelled or expired	-	–
Outstanding at June 30, 2023	102,470	$0.01	1.9
Exercisable at June 30, 2023	102,470	$0.01	1.9

NOTE 5. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the six months ended June 30, 2023, Mr. Cooper funded the remainder of the Subscription Receivable of $520,261 in connection with a funding commitment totaling $2,000,000.  Mr. Cooper also provided additional working capital advances of $779,739 to the Company during the six months ended June 30, 2023. The working capital advances bear interest at 10% per annum and are payable upon demand.  During the three and six months ended June 30, 2023, we accrued $12,824 and $13,108 respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On May 31, 2023, NAI Liquidation Trust, the successor in interest to the defunct NewAge, Inc. by and through its Liquidation Trustee, Steven Balasiano, filed an adversary proceeding against the Company in the Newage Chapter 11 bankruptcy case (Delaware Case #22-10819).  The Company licensed some of its technology to NewAge pursuant to a license agreement that started in September 2021 and terminated in late 2022. A prior adversarial action was brought by NewAge in the same bankruptcy case but was never served and was dismissed on June 1, 2023. Like the prior dismissed action, NAI Liquidation Trust contends that they are the rightful owner of KwikClick’s intellectual property.  NAI Liquidation Trust brings several causes of action related to that contention.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge.  The Company intends to vigorously defend and assert its intellectual property rights.  In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.4 million at June 30, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time.  As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the three months ended June 30, 2023.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to June 30, 2023, Mr. Cooper provided additional working capital advances totaling $215,000 to the Company.  The balance of working capital advances through August 14, 2023 totaled $994,739.  These advances bear interest of 10% per annum and are due on demand.  Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Comparison of operations for the three and six months ended June 30, 2023 to June 30, 2022

Revenues

During the three and six months ended June 30, 2023, we recognized net revenues of $51,478 and $136,795, respectively.  During the three months and six months ended June 30, 2023, Brand Services revenue decreased approximately 2% and 22% respectively, as a result of fewer vendor and influencer promotions.  During the comparable period of 2022, we had a licensing agreement that expired in the third quarter of 2022.  Management anticipates that Brand Services revenues will begin to increase as we continue to develop our KWIK services, add vendors, and add users. The Company is currently in negotiations with several new brands, influencers, and influencer agencies who anticipate joining the platform within the next three to six months.

Cost of Sales

Our costs of revenue, totaling $40,523 and $32,912, respectively, for the three months ended June 30, 2023 and 2022, and $70,682 and $80,030, respectively, for the six months ended June 30, 2023 and 2022, primarily consists of marketing incentives and services for products that are sold on our platform.  We expect the costs of revenue to fluctuate consistent with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

During the six months ended June 30, 2023 and 2022, we incurred total other operating expenses of $1,703,846 and $2,688,920, respectively.  The majority of the approximate $965,000 decrease, totaling approximately $750,000, is the result of non-recurring management and payroll and other general and administrative costs incurred during 2022. The same non-recurring expenses incurred in 2022 primarily resulted in the approximate $750,000 reduction in other operating expense for the three months ended June 30, 2023 as compared to June 30, 2022.

We anticipate our total operating expenses will trend upward as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, vendor acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants and consulting firms. In the coming 12 months, we anticipate increasing our promotional and marketing activities which will increase our operating expenses in our efforts to increase our product sales and user volumes.

Liquidity and capital resources

At June 30, 2023, we had a working capital deficit of $2,049,072. Approximately 37% of current liabilities as of June 30, 2023 are due to our majority shareholder, Mr. Fred Cooper.  Mr. Cooper has provided $779,739 in working capital advances through June 30, 2023 and an additional $215,000 through the date of this report.  These advances are due on demand.  Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

Through the six months ended June 30, 2023, the Company’s cash used in operations was approximately $1,183,424.  We expect our cash provided by operations to not be sufficient to meet our on-going obligations until such time that we increase our brand offerings and overall user volumes.

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

Our working capital deficit and current revenue levels make continued operation of our business not viable without accessing additional capital. However, as our current monthly capital needs or “burn rate” is approximately $275,000, we cannot survive as a going concern for more than a month or two unless we increase Brand Services revenues and, most importantly, obtain additional equity financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30,2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 31, 2023, NAI Liquidation Trust, the successor in interest to the defunct NewAge, Inc. by and through its Liquidation Trustee, Steven, Balasiano filed an adversary proceeding against the Company in the Newage Chapter 11 bankruptcy case (Delaware Case #22-10819).  The Company licensed some of its technology to NewAge pursuant to a license agreement that started in September 2021 and terminated in late 2022. A prior adversarial action was brought by NewAge in the same bankruptcy case but was never served and was dismissed on June 1, 2023. Like the prior dismissed action, NAI Liquidation Trust contends that they are the rightful owner of KwikClick’s intellectual property.  NAI Liquidation Trust brings several causes of action related to that contention.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge.  The Company intends to vigorously defend and assert its intellectual property rights.  In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $___ million at June 30, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time.  As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the three months ended June 30, 2023.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on April 17, 2023, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

On May 31, 2023, the Company issued 6,000 shares of restricted common stock for services totaling $2,700.

On May 31, 2023, the Company issued 65,100 shares of restricted common stock for the fulfillment of previously vested stock-based compensation awards.

No underwriters were involved in the issuance of the securities noted above. All of the securities issued were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to an accredited investor. Each of the investors represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated, and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibit

Exhibit No.	Description
This Form 10-Q
31.1

Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Fred Cooper

31.2

Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Fred Cooper
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Filed with the Registration Statement Form 10-12(g) on September 30, 2021

**Filed with the Registration Statement Form 10-12(g)/A on December 14, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Fred Cooper
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: August 14, 2023

By: /s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: August 14, 2023