Form 10-Q
period 2023-09-30
KwikClick, Inc.
filed 2023-11-13
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4463033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West 500 South, Suite 130
Bountiful, Utah	84010
(Address of principal executive offices)	(Zip Code)

(385) 301-2792

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KWIK	OTCQB

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
Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒  No

As of November 13, 2023 the issuer had 151,748,705 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$27,632	$30,583
Total current assets	27,632	30,583

Equipment, net	4,792	5,623
Intellectual property, net	1,489,943	1,066,780
Right to use asset	78,219	118,684
Total assets	$1,600,586	$1,221,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$954,717	$546,807
Accrued liabilities	147,738	124,551
Lease obligation	55,852	54,295
Shareholder loans	1,191,739	–
Stock issuable	300,000	4,010
Total current liabilities	2,650,046	729,663
Long-term liabilities:
Lease obligation, net of current portion	24,195	66,053
Total liabilities	2,674,241	795,716

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized and 151,348,705 and 149,442,605 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	15,136	14,945
Additional paid-in-capital	8,251,219	7,430,721
Subscription Receivable	–	(520,261)
Accumulated deficit	(9,340,010)	(6,499,451)
Total stockholders' equity (deficit)	(1,073,655)	425,954
Total liabilities and stockholders' equity (deficit)	$1,600,586	$1,221,670

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:
Brand Services	$91,088	$166,723	$227,883	$341,632
Software Licensing	–	–	–	300,000
Net revenue	91,088	166,723	227,883	641,632

Operating costs and expenses:
Cost of Sales	88,546	126,531	159,228	205,370
Management and payroll	839,335	402,760	1,459,558	1,861,750
Research and development	181,965	255,715	644,860	925,012
General and administrative	206,494	215,571	827,222	751,205
Total operating costs and expenses	1,316,340	1,000,577	3,090,868	3,743,337

Other expenses
Interest expense	(25,388)	(6,125)	(38,496)	(11,124)
Gain on liability settlement	60,922	–	60,922	–
Loss before income taxes	(1,189,718)	(839,979)	(2,840,559)	(3,112,829)
Provision for (benefit from) income taxes	–	–	–	–

Net loss	$(1,189,718)	$(839,979)	$(2,840,559)	$(3,112,829)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	151,112,293	127,118,693	150,478,559	120,064,934

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Total Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
BALANCE, December 31, 2022	–	$–	149,442,605	$14,945	$7,430,721	(520,261)	$(6,499,451)	$425,954
Capital Contribution	–	–	–	–	4,010	–	–	4,010
Issuance of common stock for services	–	–	600,000	60	59,940	–	–	60,000
Proceeds from subscription receivable	–	–	–	–	–	520,261	–	520,261
Net loss	–	–	–	–	–	–	(857,371)	(857,371)
Balance March 31, 2023	–	$–	150,042,605	$15,005	$7,494,671	$–	$(7,356,822)	$152,854
Issuance of common stock for services	–	–	671,100	67	62,633	–	–	62,700
Stock based compensation	–	–	–	–	26,694	–	–	26,694
Net Loss	–	–	–	–	–	–	(793,470)	(793,470)
Balance June 30, 2023	–	$–	150,713,705	$15,072	$7,583,998	$–	$(8,150,292)	$(551,222)
Issuance of common stock for services	–	–	635,000	64	77,432	–	–	77,496
Stock appreciation rights issued for services	–	–	–	–	580,711	–	–	580,711
Stock appreciation rights issued for liability settlement	–	–	–	–	9,078	–	–	9,078
Net Loss	–	–	–	–	–	–	(1,189,718)	(1,189,718)
Balance September 30, 2023	–	$–	151,348,705	$15,136	$8,251,219	$–	$(9,340,010)	$(1,073,655)

BALANCE, December 31, 2021	–	$–	115,912,605	$11,591	$1,728,675	–	$(2,552,660)	$(812,394)
Net loss	–	–	–	–	–	–	(922,852)	(922,852)
Balance March 31, 2022	–	$–	115,912,605	$11,591	$1,728,675	$–	$(3,475,512)	$(1,735,246)
Issuance of common stock for settlement of stock issuable	–	–	730,000	73	1,041,127	–	–	1,041,200
Issuance of common stock for accrued compensation	–	–	333,334	33	333,301	–	–	333,334
Issuance of common stock for services	–	–	891,666	90	1,019,774	–	–	1,019,864
Issuance of common stock for intellectual property acquisition	–	–	100,000	10	99,990	–	–	100,000
Net loss	–	–	–	–	–	–	(1,349,998)	(1,349,998)
Balance June 30, 2022	–	$–	117,967,605	$11,797	$4,222,867	$–	$(4,825,510)	$(590,846)
Issuance of common stock for cash	–	–	10,000,000	1,000	999,000	–	–	1,000,000
Issuance of common stock for services	–	–	875,000	88	134,912	–	–	135,000
Stock based compensation	–	–	–	–	8,001	–	–	8,001
Net Loss	–	–	–	–	–	–	(839,979)	(839,979)
Balance September 30, 2022	–	$–	128,842,605	$12,885	$5,364,780	$–	$(5,665,489)	$(287,824)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,840,559)	$(3,112,829)
Depreciation and amortization	66,259	27,927
Stock based compensation	807,601	1,162,865
Gain on liability settlement	(60,922)	–
Loss on sale of equipment	–	560
Changes in operating assets and liabilities:
Operating leases	164	1,211
Accrued liabilities	23,187	57,258
Accounts payable	181,939	(172,412)
Net cash used in operating activities	(1,822,331)	(2,035,420)

Cash flows from investing activities:
Purchase of intellectual property	(192,620)	(165,229)
Proceeds from sale of equipment	–	1,919
Purchases of equipment	–	(6,656)
Net cash used in investing activities	(192,620)	(169,966)

Cash flows from financing activities:
Refund of stock payable	–	(30,000)
Proceeds from shareholders loans	1,191,739	850,000
Payments on shareholders loans	–	(200,000)
Proceeds from common stock issuable	300,000	–
Proceeds from issuance of common stock	–	1,000,000
Proceeds from Subscription Receivable	520,261	–
Net cash provided by financing activities	2,012,000	1,620,000

Net increase (decrease) in cash and cash equivalents	(2,951)	(585,386)
Cash and cash equivalents at beginning of period	30,583	609,862
Cash and cash equivalents at end of period	$27,632	$24,476

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Supplemental Disclosures
Common stock issued for intellectual property	$–	$100,000
Common stock issued for stock issuable settlement	$–	$1,041,200
Common stock issued for accrued compensation	$–	$333,334
Stock appreciation rights issued for liability settlement	$9,078	$–
Purchases of intellectual property in accounts payable	$295,971	$–
Capital contribution for settlement of stock issuable	$4,010	$–
Recognition of right of use asset and lease obligations	$–	$157,097

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock or if-converted method as applicable. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of September 30, 2023, the Company had 1,823,983 outstanding unvested and vested unissued stock awards, 102,470 warrants and 562,198 stock appreciation rights exercisable into shares of common stock that were potentially dilutive. As of September 30, 2022, the Company had 400,000 fully vested stock options outstanding that were potentially dilutive and expired unexercised on October 17, 2022.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to not result in additional functionality, are expensed as incurred. For the nine months ended September 30, 2023 and September 30, 2022 the Company did not capitalize any research and development costs.

Revenue Recognition

The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the Company satisfies a performance obligation

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

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term. During the nine months ended September 30, 2023 and 2022, the Company did not incur material sales commissions.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances are estimated using historical experience. During the nine months ended September 30, 2023 and 2022, the Company did not incur material returns.

Reclassifications

The Company reclassified certain general and administrative and management and payroll costs totaling approximately $255,715 and $925,012 to research and development in the consolidated statements of operations for the three and nine months ended September 30, 2022 to conform to the current period presentation. These reclassifications did not have any impact on the previously reported financial position, results of operations, or cash flows.

NOTE 3. GOING CONCERN

Since the commencement of the Kwik platform, the Company has accumulated a deficit of $9,340,010 and working capital deficit of $2,622,414 as of September 30, 2023. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

The following provides a description of the common stock issuances during the nine months ended September 30, 2023:

During the three and nine months ended September 30, 2023; 600,000 and 1,200,000 shares of common stock issued for services, respectively, totaling $60,000 and $120,000 vested. As of September 30, 2023, the unrecognized compensation cost of this award totaled $180,000 which the Company expects to recognize over the next nine months.

In September 2023 the Company issued 35,000 shares of fully vested common stock for services totaling $17,497.

On May 31, 2023, the Company issued 65,100 shares of common stock for previously vested but unissued awards as of December 31, 2022. The stock-based compensation related to these awards was fully recognized as of December 31, 2022.

On May 31, 2023, the Company issued 6,000 shares of fully vested common stock for services totaling $2,700.

In January 2023, the Company received $300,000 for common stock issuable.

Stock Based Compensation

During 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”) the total number of shares of common stock authorized under Plan totals 10,000,000. The Plan requires that all equity and equity-linked awards are granted with exercise prices equal, or at a premium, to the estimated fair market value of the Company’s common stock at the date of grant. All awards vest on a grant-by-grant basis at the discretion of the Board and currently outstanding awards range from fully vested at the grant date to vesting periods of six months. Awards granted under the plan generally expire between two and seven years from the date of grant. The Plan terminates no later than the tenth anniversary of the approval of the incentive plans by the Company’s Board of Directors. As of September 30, 2023, approximately 9,438,000 shares of common stock were reserved for issuance under the Stock Option Plan.

In addition to awards granted from the Plan, the Company has granted equity and equity-linked awards for various employees and non-employees at the discretion of the Compensation Committee of the Board of Directors. The fair value of the awards estimated at the grant date are earned and recognized over the requisite service period.

Warrants

During the nine months ended September 30, 2023 the Company issued 102,470 fully vested warrants to purchase shares of common stock at an exercise price of $0.01 per share for a term of two years. Included in the issuance of the warrants were 41,801 warrants that a grantee elected to receive in lieu of common stock not yet issued in accordance with the terms of a prior agreement. The Company had previously recognized stock-based compensation expense associated with the unissued common stock owed to the grantee of $104,502 during the year ended December 31, 2022.

The grant date fair value of the warrants not previously recognized totaled $26,694 and the associated expense for the fully vested awards were recognized during the nine months ended September 30, 2023.

The Company estimated the fair value of the warrants on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise price of $0.01 per share; expected volatility of approximately 80%; the contractual term of two years; and the risk-free interest rate of 0.2%.

A summary of the common stock warrant activity is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	–	$–	–
Warrants granted	102,470	0.01
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at September 30, 2023	102,470	$0.01	1.75
Exercisable at September 30, 2023	102,470	$0.01	1.75

Stock Appreciation Rights

During the quarter ended September 30, 2023 the Company issued 4,233,667 stock appreciation rights (“SARs”), of which 1,758,000 were fully vested on the date of grant, to purchase shares of common stock based on the fair market value in excess of the base price on the date of exercise for a period of seven years.

The Company estimated the fair value of the SARs on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise price of $0.44 per share; expected volatility of approximately 80%; the contractual term of seven years; and a risk-free interest rate of 3.0%.

A summary of the stock appreciation rights activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	–	$–	–
Granted	4,233,667	0.44
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at September 30, 2023	4,233,667	$0.44	7.00
Exercisable at September 30, 2023	1,758,000	$0.44	7.00

The grant date fair value of the stock appreciation rights issued during the nine months ended September 30, 2023 totaled $1,371,457.

Included in the stock appreciation rights granted during the period ended September 30, 2023; 28,000 SARs with an estimated fair value of $9,078 were issued for the settlement of an outstanding liability totaling $70,000 resulting in the recognition of a gain on settlement totaling $60,922.

During the three and nine months ended September 30, 2023 the Company recognized total expense associated with the SARs totaling $580,711, respectively. As of September 30, 2023 the Company expects to recognize $781,668 of compensation expense over the next six months associated with the vesting of its currently outstanding stock appreciation rights.

As of September 30, 2023, the Company has committed 2,386,181 shares of stock for the fulfillment of the all of its outstanding equity and equity-linked awards.

NOTE 5. RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

During the nine months ended September 30, 2023, Mr. Cooper funded the remainder of the Subscription Receivable of $520,261 in connection with a funding commitment totaling $2,000,000. Mr. Cooper also provided additional working capital advances of $1,191,739 to the Company during the nine months ended September 30, 2023. The working capital advances bear interest at 10% per annum and are payable upon demand. During the three and nine months ended September 30, 2023, we accrued $25,363 and $38,471 respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.5 million at September 30, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the three months ended September 30, 2023.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to September 30, 2023, Mr. Cooper provided additional working capital advances totaling $219,451 to the Company. The balance of working capital advances through November 3, 2023 totaled $1,368,739. These advances bear interest of 10% per annum and are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Comparison of operations for the three and nine months ended September 30, 2023 to September 30, 2022

Revenues

During the three and nine months ended September 30, 2023, we recognized net revenues of $91,088 and $227,883, respectively. The decrease from the prior comparable three- and nine-month periods of approximately 45% and 33% was the result of lower brand product sales on our platform. During the comparable period of 2022, we had a licensing agreement that expired in the third quarter of 2022. Management anticipates that Brand Services revenues will continue to increase as we continue to develop our KWIK services, add vendors, and add users. The Company is currently in negotiations with several new brands, influencers, and influencer agencies who anticipate joining the platform within the next three to nine months.

Cost of Sales

Our costs of revenue, totaling $88,546 and $159,228, respectively, for the three months ended September 30, 2023 and 2022, and $126,531 and $205,370, respectively, for the nine months ended September 30, 2023 and 2022, primarily consists of marketing incentives and services for products that are sold on our platform.  We expect the costs of revenue to fluctuate consistently with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

Exclusive of the non-cash expense of issuing stock appreciation rights totaling $5580,711, we reduced our operating costs for the three months ended September 30, 2023 by approximately 35% from the same period in 2022. During the nine months ended September 30, 2023 and 2022, we incurred total other operating expenses of $2,931,640 and $3,537,967, respectively. The majority of the approximate $600,000 decrease resulted from non-recurring management and payroll costs incurred in 2022 and declines in our research and development activities throughout 2023. We do not expect to see substantial increases in our research and development activities until we are able generate the necessary funding from operations and / or the receipt of additional capital investment.

In the event we are able to raise additional capital, we would anticipate our total operating expenses will trend upward as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, vendor acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants and consulting firms. In the coming 12 months, we anticipate increasing our promotional and marketing activities which will increase our operating expenses in our efforts to increase our product sales and user volumes.

Liquidity and capital resources

At September 30, 2023, we had a working capital deficit of $2,622,414. Approximately 45% of current liabilities as of September 30, 2023 are due to our majority shareholder, Mr. Fred Cooper. Mr. Cooper has provided $1,191,739 in working capital advances through September 30, 2023 and an additional $219,451 through the date of this report. These advances are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

Through the nine months ended September 30, 2023, the Company’s cash used in operations was approximately $1,822,331. We expect our cash provided by operations to not be sufficient to meet our on-going obligations until such time that we increase our brand offerings and overall user volumes.

While the Company continues to incur negative operational cash flows, it does not expect to pursue significant investing activities with the exception of the costs defend and maintain its patents.

Our founder and main shareholder, Fred Cooper, has almost exclusively funded our operations with cash contributions totaling $1,712,000 through September 30, 2023.

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

Our working capital deficit and current revenue levels make continued operation of our business not viable without accessing additional capital. We anticipate as our current monthly capital needs or “burn rate” to be approximately $275,000 for at least the next twelve months which is not sustainable without significantly increasing our operational cash flows and obtaining additional financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30,2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.5 million at September 30, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the nine months ended September 30, 2023.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on April 17, 2023, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

On September 29, 2023, the Company issued 35,000 shares of restricted common stock for services totaling $17,497.

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

By: /s/ Fred Cooper
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: November 13, 2023

By: /s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: November 13, 2023

