Form 10-K
period 2023-12-31
KwikClick, Inc.
filed 2024-04-15
CIK 1884164

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Tel: (385) 301-2792

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, based on the closing price of the shares of common stock on The Over the Counter Venture Market (“OTCQB”) as of June 30, 2023 was $30,498,980. As of April 15, 2024, the registrant had 153,148,706 shares of its Common Stock outstanding.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

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

Trademarks

The Company owns the URLs “kwik.com” and “kwikclick.com.” which provide websites for connecting sellers with buyers; business consultancy; business sales management and marketing consulting services.

Patents

Several patent applications have been filed by, or on behalf of, the Company which have the strategic purpose of to protect the Company’s “first-mover” advantage and to hinder and/or exclude competing “me-too” products and reduce or deter industry competition.  Recently, the Company has been granted five patents with the remainder currently pending approval. Furthermore, we may provide licensing to markets and products where we do not wish to directly operate. We have filed applications with the United States Patent and Trademark Office in connection with 35 inventions that we believe cover the base technology for our "single product tree" direct sales marketing method and many derivative inventions covering the related value chain. We believe that the inventions for which we seek patent protection span our unique KwikClick platform's various applications. Areas covered include using social media plug-ins for enhanced marketing, motivating and growth techniques, product ratings and recommendations, attaching KwikClick to other companies with direct sales compensation structures and other marketing portal connections such "as seen on TV" sales. We are also seeking protections for inventions covering all aspects of AI/ML processing, security systems, and the "Hyperlink Data structure and messaging system," which we see as a foundation of using our wave compensation system.

We believe that the patent portfolio that we seek to be innovative. We believe that our founder’s experience in working with direct sales compensation programs and system designs has been important to our current portfolio.

We anticipate that Mr. Cooper will continue to develop other inventions in our space.  In addition to our pending patent portfolio, we catalogued many trade secrets as well, to further enhance the portfolio, which may hinder other parties’ ability to reverse engineer our system. We believe that our portfolio will provide us with protection from competitors who attempt to copy our innovations. There is no assurance, however, as to whether or when the pending patent applications will result in the award of additional patents.

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

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Fred W. Cooper is currently the Chairman of the Board of Directors, Chief Executive Officer and President and owns 68,918,323 shares. As a result, Fred W. Cooper has substantial influence over our policies and management and at this time has practical, if not actual, control over the company. We may take actions supported by Fred W. Cooper that may not be viewed by some stockholders to be in our best interest, or Mr. Cooper could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

RISK FACTORS RELATING TO THE ONLINE SALES AND NETWORK BUSINESS

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

We compete to attract, engage, and retain sellers based on many factors, including:

•	the value of our brand and its awareness.
•	effectiveness of our marketing.
•	the intended global scale of our marketplaces and the breadth of our online presence.
•	our intended tools, education, and services, which support a seller in running their business.
•	the number and engagement of buyers.
•	our policies and fees.
•	the ability of a seller to scale their business; and
•	the strength of our seller and buyer community

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

We compete to attract, engage, and retain buyers based on many factors, including:

•	the breadth and quality of items that sellers list in our marketplaces.
•	the value of our platform, its trust and awareness.
•	the person-to-person commerce experience.
•	customer service.
•	our reputation for trustworthiness.
•	the effectiveness of our mobile apps.
•	ease of payment; and
•	the availability and reliability of our platform.

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

The success of our marketplaces could also be harmed by factors outside our control, such as actions taken by providers of mobile and desktop operating systems, social networks, or search and advertising platforms, including:

•	policy changes that interfere with, add tolls to, or otherwise limit our ability to provide users with a full experience of our platform, such as for our mobile apps or social network presence.
•	unfavorable treatment received by our platform, especially as compared to competing platforms, such as the placement of our mobile apps in a mobile app download store.
•	increased costs to distribute or use our platform via mobile apps, social networks, or established search and advertising systems.
•	changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.
•	changes to social networks that degrade the e-commerce functionality, features or marketing of us or our sellers’ shops and products; or
•	implementation and interpretation of regulatory or industry standards by these widely adopted platforms that, as a side effect, degrade the e-commerce functionality, features or marketing of us or our sellers’ shops and products.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

The Company is committed to transparency and robust risk management, therefore we prioritize the protection of our stakeholders' interests, including safeguarding sensitive information from cybersecurity threats. Our approach to cybersecurity risk management encompasses a comprehensive process of assessment, identification, and mitigation strategies. Initially, we conduct thorough assessments to identify potential vulnerabilities and threats within our systems and infrastructure. These assessments are followed by rigorous identification procedures and testing aimed at pinpointing material risks that could compromise the integrity of our operations or the confidentiality of our data. Once identified, we employ a multifaceted approach to managing these risks, which includes implementing cutting-edge technological solutions, enforcing stringent access controls, and providing ongoing training and awareness programs to our employees. Moreover, we maintain open lines of communication with relevant stakeholders, ensuring timely response and adaptation to emerging cyber threats.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.4 million at December 31, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the twelve months ended December 31, 2023.

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

Sales Prices (1)
	High	Low
Year Ended December 31, 2023
4th Quarter	$0.94	$0.25
3rd Quarter	$0.50	$0.20
2nd Quarter	$0.51	$0.36
1st Quarter	$1.98	$0.44

Year Ended December 31, 2022
4th Quarter	$5.15	$1.50
3rd Quarter	$7.00	$3.50
2nd Quarter	$3.50	$3.50
1st Quarter	$3.50	$1.11

(1) The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by nasdaq.com for the periods indicated.

Holders

As of April 15, 2024, we had 153,148,706 shares of our Common Stock, par value $0.0001, issued and outstanding. There were 573 beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities

On December 29, 2023, the Company granted 1,037,000 stock settled appreciation rights (SARs) with a grant price of $0.25, which was the fair market value at the time of the grant.

All other issues of shares during the fiscal periods ending December 31, 2022 and 2023 have been previously disclosed.

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

Revenues

The Company’s revenues are primarily sourced from the Company’s KwikClick platform. The Company generates revenues by being a software as a service (SAAS) platform via loyalty and reward programs tailored for a particular brand, retailer or influencer. With the program, the brand, retailer or influencer can offer products with loyalty incentives, discounts, or other benefits to induce sales and brand loyalty. The Company provides expertise in attracting new customers through these loyalty programs and provides unique affiliate commission payment services with its patented waves of pay and revenue sharing technology.  The Company currently integrates with Shopify, which facilitates over $200 Billion Gross Merchandise Volume (GMV) annually for other ecommerce platforms. The Company is currently planning integrations with WooCommerce, BigCommerce, Magento and others. With these integrations, together with the recent enrollment of some significant retail brands on the KWIK platform, we believe the company will be able to generate positive cash flows during fiscal 2024.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2023 were $4,194,407 as compared to $4,533,733 for the comparable prior period, a decrease of $339,326. The decrease is primarily the result of a decreased expenditure in payroll costs, partially offset by in increase in website and platform development and general and administrative costs. The expense in connection with the Company’s revenue source is expected to mostly consist of commission payments made to influencers, users and other affiliates of the Kwik platform. We anticipate operating expenses to continue at current levels through the third quarter of 2024, then will accelerate to service an increase in revenues through the remainder of 2024.

Liquidity and capital resources

As of December 31, 2023, we had cash and cash equivalents of $64,186 compared to $30,583 of cash at December 31, 2022. Based on currently available capital resources (cash), we estimate that we would not be able to conduct our planned operations without immediate additional funding. Our current “burn rate” of cash is approximately $225,000 per month, at which rate we cannot survive unless we increase revenues or obtain additional equity or debt financing. While our majority shareholder has committed to continue to provide funding for the foreseeable future, there is no assurance that we can increase revenues and/or obtain additional necessary financing, much less on reasonable terms.

Our current liabilities as of December 31, 2023, totaled $2,819,669, compared to $729,663 on December 31, 2022. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. Currently, there can be no assurance that the Company will be able to raise additional funds necessary to further develop or operate its business or that such funding can be at commercially reasonable terms. The Company intends to increasingly utilize stock or stock-based awards to compensate people and organizations who are or will be providing services or investment to the Company. Furthermore, the Company may consider recapitalizing the stock in the form of a reverse split.

We have historically been funded primarily from private placements of stock and loans from Company affiliates and may continue to be so funded for the foreseeable future. However, there is no assurance that we can obtain additional funds.

During the year ended 2023, Fred Cooper provided funding of $1,680,405 under a promissory note originated in 2022. From January 1, 2024 through the date of this report, Mr. Cooper has provided additional funding in the amount of $402,522 under the same promissory note and security agreement. While we do not anticipate any default on the loan, in the event that we do default, Mr. Cooper may take possession of our intellectual property and patents. This could have a material adverse effect on our business and operations.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company has a net loss of approximately $3,900,000 for the year ended December 31, 2023. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain outside and related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company may experience difficulties in raising these funds due to inflationary economic impacts on funding sources. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2023 and December 31, 2022 begins on page F-1 of this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023 and 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our internal controls over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2023 and 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

ITEM 9B.   OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our current Directors and Executive Officers as of April 15, 2024:

Name	Age	Position
Jeff Roberts	44	Director
Fred Cooper (1)	62	Director, Chief Executive Officer, Principal Executive Officer and President
Robert Green	67	Director
Brady Cooper	23	Director and Corporate Secretary
Jeffrey Yates (2)	62	Director, Chief Financial Officer, Principal Accounting Officer

(1) Fred Cooper was appointed as Chairman, CEO and President on May 31, 2023.

(2) Jeffrey Yates was appointed as Director on May 31, 2023.

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

Dr. Fred W. Cooper, Ph.D., Chairman, President and Chief Executive Officer. Since November 16, 2020, Dr. Cooper served on the Board of Directors of NewAge, Inc., a Colorado-based social selling and distribution company.  Mr. Cooper became a director in connection with the closing of NewAge’s merger with Ariix, LLC (“Ariix”). Dr. Cooper brings more than 25 years of e-commerce and direct selling experience and was a Founder and the Chief Executive Officer of ARIIX prior to merging ARIIX with NewAge. Under Dr. Cooper’s leadership, ARIIX was one of the fastest-growing direct selling companies over its nine years of business, and in 2020, was recognized as number 35 on the DSN’s list of Top 100 global companies. Prior to founding ARIIX in July 2011, he was the President and Chief Operating Officer of NYSE listed USANA Health Sciences. He started his career in direct sales at USANA in 1998 where he played many critical roles, serving in different executive capacities in Special Projects, Information Technology, and Global Operations. Dr. Cooper also spent over ten years teaching entrepreneurship and statistics courses as a part-time professor at the University of Utah.

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

Board Committee

In May 2023, the Board reorganized its Audit Committee, Governance Committee and Compensation Committee. The Audit Committee consists of independent director and Committee Chair Jeff Roberts and Jeffrey Yates, KWIK Chief Financial Officer. The Governance Committee consists of directors Committee Chair Jeffrey Yates and Fred Cooper, KWIK Chairman, Chief Executive Officer and President. The Compensation Committee consists of Committee Chair Brady Cooper and independent director Robert Green. The committees have not yet adopted formal charters. The Company has yet to form a Nominating Committee. As the Company’s business expands, the directors will evaluate the necessity of forming additional committees and increasing the activities of the Audit and Compensation Committees.

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

	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Cooper	2023	$–	$–	$–	$–	$–	$–	$–	$–
President (2)	2022	$–	$–	$_	$–	$–	$–	$–	$–
Matt Williams	2022	$–	$–	$666,667	$–	$–	$–	$100,000	$666,667
President (3)	2021	$–	$–	$333,333	$–	$–	$–	$–	$333,333
Jeffrey Yates	2022	$–						$10,000	$10,000
PFO (4)	2023	$50,000	$–	$–	$–	$–	$–	$–	$50,000
Brady Cooper	2022	$42,500	$–	$–	$–	$–	$–	$–	$42,500
Secretary (5)	2023	$120,000	$–	$–	$–	$–	$–	$–	$120,000

(1) Salaries include compensation received from the Company or its wholly owned subsidiary KWIKClick, LLC.

(2) Fred Cooper was appointed as Chairman, Chief Executive Officer, President and principal executive officer May 31, 2023

(2) Matt Williams was released as President of the Company on May 31, 2023. In May 2022, the Company issued 100,000 shares to Mr. Williams for a total value of $100,000 for the kwik.com domain which had been transferred to the Company in 2021

(3) Jeffrey Yates was appointed Chief Financial Officer and PFO October 1, 2022 and appointed as a director May 31, 2023

(4) Brady Cooper was appointed as a Director and Corporate Secretary September 1, 2022.

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any cash consideration for their services as members of the Board of Directors. The Board of Directors may receive stock-based consideration for their services to the Company. The Board of Directors reserves the right and intends in the future to award the members of the Board of Directors cash or additional stock-based consideration for their services to the Company, which awards, if and when granted shall be in the sole determination of the Board of Directors.

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

Stock Subject to the 2021 Plan

Subject to the provisions of the 2021 Plan relating to adjustments upon changes in common stock, an aggregate of 10,000,000 shares of common stock has been reserved and is currently subject to outstanding awards, including stock settled appreciation rights, or future awards under the 2021 Plan.

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

As of December 31, 2023, there were 0 shares previously issued or subject to outstanding awards under the 2021 Plan and 10,000,000 shares were available for future issuance under the 2021 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 153,148,709 shares of common stock issued and outstanding.

Name	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage(9)	Options/ Warrants Owned
Fred W. Cooper (1)	68,918,323	45.00%	–
Brady Cooper (2)	4,030,000	2.63%	–
Jeffrey Yates (3)	100,000	0.07%	–
Jeff Roberts (4)	75,000	0.05%	–
Wenhan Zhang (5)	7,500,000	4.90%
Cielo Family Heritage Trust (6)	10,068,035	5.07%
Total of All Officers, Directors, and Affiliates as a group (6 persons and/or entities)	91,898,862	61.49%

1. The address for Fred W. Cooper is 585 West 500 South, Bountiful, Utah 84010. Mr. Cooper serves as the Company’s Chairman, CEO and President

2. The address for Brady Cooper is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Cooper serves as the Company’s Secretary.

3. The address for Jeffrey Yates is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Yates is the Chief Financial Officer and principal financial officer of the Company.

4. The address for Jeff Roberts is 585 West 500 South Suite 130, Bountiful, Utah 84010. Mr. Roberts is a member of the Company’s Board of Directors.

7. The address for Wenhan Zhang is 585 West 500 South Suite 130, Bountiful, Utah 84010 and is a shareholder of the Company.

8. The address for Cielo Family Heritage Trust is 3325 N University Ave, Provo, UT 84604 and is a shareholder of the Company.

9. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of December 31, 2023 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Form 10, which is 153,148,706 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Affiliate Loans and Defaults

We have been funded by loans from affiliates. As of December 31, 2023, we had outstanding obligations due to Mr. Cooper totaling $1,680.405.

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

Director Independence

Our board of directors is currently composed of five members, two of which could qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has engaged GreenGrowth CPAs (“GreenGrowth”) as the Company’s independent registered public accounting firm.

The Company’s CEO signs engagement letters with GreenGrowth before GreenGrowth does any audit or tax-related work for the Company. GreenGrowth was approved to provide audit services for the Company for the years ended December 31, 2023 and 2022. GreenGrowth does not provide tax services for the Company.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by GreenGrowth and Heaton, respectively:

For the year ended December 31, 2023:	For the year ended December 31, 2022:
Audit Fees: $34,932	Audit Fees: $32,000
Audit-Related Fees: None	Audit-Related Fees: None
Tax Fees: None	Tax Fees: None
All Other Fees: None	All Other Fees: None

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

3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey A. Yates

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

* Filed with the Registration Statement Form 10-12(g) on September 30, 2021

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

ITEM 16. FORM 10–K SUMMARY

This Item is optional. We may provide summaries in future Form 10-K filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KwikClick, Inc.

By: /s/ Fred Cooper

Fred Cooper, President, CEO,

Principal Executive Officer

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred Cooper

Fred Cooper, President, CEO,

Principal Executive Officer

Date: April 15, 2024

By: /s/ Jeffrey Yates

Jeffrey Yates, Chief Financial Officer

Principal Financial Officer

Date: April 15, 2024

By: /s/ Brady Cooper

Brady Cooper Secretary

Date: April 15, 2024

By: /s/ Jeff Roberts

Jeff Roberts

Director

Date: April 15, 2024

By: /s/ Robert Green

Robert Green

Director

Date: April 15, 2024

KWIKCLICK, INC. AND SUBSIDIARY KWIKCLICK, LLC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of KwikClick, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KwikClick, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

April 15, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 12, 2023

KWIKCLICK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	64,186	30,583
Accounts receivable, net	$16,503	$–
Total current assets	80,689	30,583

Equipment, net	4,515	5,623
Intellectual property, net	1,406,491	1,066,780
Right to use asset	64,194	118,684
Total assets	$1,555,889	$1,221,670

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$962,553	$546,807
Accrued liabilities	120,859	124,551
Lease obligation	55,852	54,295
Related party loans	1,680,405	–
Stock issuable	–	4,010
Total current liabilities	2,819,669	729,663
Long-term liabilities:
Lease obligation, net of current portion	10,174	66,053
Total liabilities	2,829,843	795,716

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized and 153,148,705 and 149,442,605 shares issued and outstanding at December 31, 2023 and 2022, respectively	15,316	14,945
Additional paid-in-capital	9,113,260	7,430,721
Subscription receivable	–	(520,261)
Accumulated deficit	(10,402,530)	(6,499,451)
Total stockholders’ equity (deficit)	(1,273,954)	425,954
Total liabilities and stockholders' equity (deficit)	$1,555,889	$1,221,670

The accompanying footnotes are an integral part of these consolidated financial statements

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2023	2022

Revenues:
Brand Services	$288,229	$306,835
Software Licensing	–	300,000
Net revenue	288,229	606,835

Operating expenses:
Cost of Sales	216,990	147,140
Management and payroll	2,105,101	2,881,834
Research and development	804,847	1,219,133
General and administrative	1,067,469	285,270
Total operating expenses	4,194,407	4,533,377

Other income (expenses)
Interest expense – related party	(75,158)	(20,249)
Gain on liability settlement	78,257	–
Loss before income taxes	(3,903,079)	(3,946,791)
Provision for (benefit from) income taxes	–	–

Net loss	$(3,903,079)	$(3,946,791)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	150,692,758	128,780,195

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance December 31, 2021		$–	115,912,605	$11,591	$1,728,675	–	$(2,552,660)	$(812,394)
Issuance of common stock for cash	–	–	10,000,000	1,000	999,000	–	–	1,000,000
Issuance of common stock for services	–	–	1,700,000	171	439,829	–	–	440,000
Issuance of common stock for settlement of stock issuable	–	–	730,000	73	1,041,127	–	–	1,041,200
Issuance of common stock for intellectual property acquisition	–	–	100,000	10	99,990	–	–	100,000
Issuance of common stock for conversion of shareholder loans and accrued interest	–	–	20,000,000	2,000	1,998,000	(520,261)	–	1,479,739
Issuance of common stock for accrued compensation	–	–	333,333	33	333,300	–	–	333,333
Stock based compensation	–	–	666,667	67	790,800	–	–	790,867
Net loss	–	–	–	–	–	–	(3,946,791)	(3,946,791)
Balance December 31, 2022	–	$–	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954

Capital Contribution	–	–	–	–	4,010	–	–	4,010
Issuance of common stock for services	–	–	1,906,100	191	200,005	–	–	200,196
Issuance of common stock for stock issuable	–	–	1,800,000	180	299,820	–	–	300,000
Stock based compensation	–	–	–	–	26,694	–	–	26,694
Proceeds from subscription receivable	–	–	–	–	–	520,261	–	520,261
Stock appreciation rights issued for services	–	–	–	–	1,136,284	–	–	1,136,284
Stock appreciation rights issued for liability settlement	–	–	–	–	15,726	–	–	15,726
Net Loss	–	–	–	–			(3,903,079)	(3,903,079)
Balance December 31, 2023	–	$–	153,148,705	$15,316	$9,113,260	$–	$(10,402,530)	$(1,273,954)

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,903,079)	$(3,946,791)
Depreciation and amortization	89,153	41,658
Stock based compensation	1,363,174	1,230,867
Gain on liability settlement	(78,257)	–
Loss on sale of equipment	–	560
Changes in operating assets and liabilities:
Accounts receivable	(16,503)	–
Operating leases	168	1,664
Accrued liabilities	(3,692)	101,993
Accounts payable	213,758	(5,751)
Net cash used in operating activities	(2,335,278)	(2,575,800)

Cash flows from investing activities:
Purchase of intellectual property	(131,785)	(393,742)
Proceeds from sale of equipment	–	1,919
Purchases of equipment	–	(6,656)
Net cash used in investing activities	(131,785)	(398,479)

Cash flows from financing activities:
Refund of stock payable	–	(30,000)
Proceeds from related party loans	1,680,405	1,875,000
Payments on related party loans	–	(450,000)
Proceeds from issuance of common stock	300,000	1,000,000
Proceeds from Subscription Receivable	520,261	–
Net cash provided by financing activities	2,500,666	2,395,000

Net increase (decrease) in cash and cash equivalents	33,603	(579,279)
Cash and cash equivalents at beginning of period	30,583	609,862
Cash and cash equivalents at end of period	$64,186	$30,583

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Supplemental Disclosures
Common stock issued for intellectual property	$–	$100,000
Common stock issued for stock issuable settlement	$–	$1,041,200
Common stock issued for accrued compensation	$–	$333,334
Stock appreciation rights issued for liability settlement	$15,726	$–
Purchases of intellectual property in accounts payable	$295,971	$–
Capital contribution for settlement of stock issuable	$4,010	$–
Recognition of right of use asset and lease obligations	$–	$157,097

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,903,079 for the year ended December 31, 2023. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s fiscal year end is December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary KwikClick LLC. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have cash equivalents at December 31, 2023 or 2022.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of December 31, 2023 the Company had 102,470 warrants and 1,758,000 stock appreciation rights exercisable into shares of common stock that were potentially dilutive.

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

Intellectual Property

Intellectual property includes certain external legal costs for the application, maintenance and extension of the useful life of patents. Intellectual property costs are capitalized, based on management’s estimates, when they are deemed to be recoverable. Other intellectual property-related costs are expensed as incurred. Capitalized intellectual property costs are amortized utilizing the straight-line method over their remaining economic useful lives of up to 15 years. Amortization of such costs begins when the patent is issued.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

Impairment of Long-Lived Tangible Assets and Intellectual Property

The Company reviews long-lived tangible and intellectual property assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. The Company did not recognize an impairment charge in the year ended December 31, 2023 or 2022.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to result in additional functionality, are expensed as incurred. For the years ended December 31, 2023 and 2022 the Company did not capitalize any research and development costs.

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

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term. During the years ended December 31, 2023 and 2022 the Company did not incur material sales commissions.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform.  The Company does not assume responsibility for refund or replacement of product costs.  Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. During the years ended December 31, 2023 and 2022, the Company did not incur material returns.

Cost of Sales

Cost of sales primarily consist of commissions paid to third party influencers and consumers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in general and administrative expenses on our consolidated statements of operations.

Stock-Based Compensation

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Whenever possible, the Company is required to use observable market inputs (Level 1 – quoted market prices) when measuring fair value. The Company performed fair value measurements of its common stock and stock options, using unobservable inputs within Level 3 of the hierarchy.

The fair value of cash and equivalents, accounts payable, accrued liabilities, and shareholder loans approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $163,798 and $270,284 for the years ended December 31, 2023 and 2022, respectively.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of twelve months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using the rate implicit in the contract if available or an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The discount rates used for the initial measurement of lease liabilities as of the date of entry were based on the original lease terms.

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

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 were as follows:

	2023	2022
Office Equipment	$8,483	$8,483
Less Accumulated Depreciation	(3,968)	(2,860)
	$4,515	$5,623

During the year ended December 31, 2023 and 2022, the Company recorded depreciation expense of $1,107 and $1,189.

NOTE 4. INTELLECTUAL PROPERTY

Intangible Assets as of December 31, 2023 and 2022 were as follows:

	2023	2022
Patents	$1,455,815	$1,028,059
Domain	100,000	100,000
Less Accumulated Amortization	(149,324)	(61,279)
	$1,406,491	$1,066,780

During the year ended December 31, 2023 and 2022, the Company recorded amortization expense of $88,045 and $40,469, respectively.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

Future Amortization Expense

Year	Amount
2024	$92,856
2025	92,856
2026	92,856
2027	92,856
2028	92,856
Thereafter	942,211
$1,406,491

NOTE 5. INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2023 or 2022.

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

	2023	2022
Deferred tax asset:
Net operating loss carryover	$1,535,382	$947,624
Valuation allowance	(1,535,382)	(947,624)
	$–	$–

A reconciliation of amounts obtained by applying Federal tax rates of 21% to pre-tax income to income tax benefit is as follows:

	2023	2022
Book income	$(719,555)	$(828,826)
Stock for services	131,796	258,482
Stock options	–	–
Accrued liabilities – related party (unissued stock compensation)	–	–
Change in valuation allowance	587,759	570,344
Income tax expense	$–	$–

The Company’s tax returns are subject to audit for all years since its inception in 2020.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31, 2023 and 2022:

During the year ended December 31, 2023, the Company issued 1,906,100 shares of common stock for services totaling $200,196.

During the year ended December 31, 2023, the Company issued 1,800,000 shares of common stock to settle the stock issuable of $300,000.

During the year ended December 31, 2022, the Company converted its loan principal of $1,459,489 and accrued interest payable of $20,250 totaling $1,479,739 owed to Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares. The shares were issued in December 2022, and the balance of $520,261 under the commitment was recorded as a subscription receivable at December 31, 2022 and received in 2023.

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

Stock Based Compensation

During 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”) the total number of shares of common stock authorized under Plan totals 10,000,000. The Plan requires that all equity and equity-linked awards are granted with exercise prices equal, or at a premium, to the estimated fair market value of the Company’s common stock at the date of grant. All awards vest on a grant-by-grant basis at the discretion of the Board and currently outstanding awards range from fully vested at the grant date to vesting periods of six months. Awards granted under the plan generally expire between two and seven years from the date of grant. The Plan terminates no later than the tenth anniversary of the approval of the incentive plans by the Company’s Board of Directors. As of December 31, 2023, approximately 6,941,000 shares of common stock were reserved for issuance under the Stock Option Plan.

In addition to awards granted from the Plan, the Company has granted equity and equity-linked awards for various employees and non-employees at the discretion of the Compensation Committee of the Board of Directors. The fair value of the awards estimated at the grant date are earned and recognized over the requisite service period.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

Warrants

During the year ended December 31, 2023 the Company issued 102,470 fully vested warrants to purchase shares of common stock at an exercise price of $0.01 per share for a term of two years. Included in the issuance of the warrants were 41,801 warrants that a grantee elected to receive in lieu of common stock not yet issued in accordance with the terms of a prior agreement. The Company had previously recognized stock-based compensation expense associated with the unissued common stock owed to the grantee of $104,502 during the year ended December 31, 2022.

The grant date fair value of the warrants not previously recognized totaled $26,694 and the associated expense for the fully vested awards were recognized during the twelve months ended December 31, 2023.

The Company estimated the fair value of the warrants on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise price of $0.01 per share; expected volatility of approximately 80%; the contractual term of two years; and the risk-free interest rate of 0.2%.

A summary of the common stock warrant activity is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	–	$–	–
Warrants granted	102,470	0.01
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at December 31, 2023	102,470	$0.01	1.75
Exercisable at December 31, 2023	102,470	$0.01	1.75

Stock Appreciation Rights

During the year ended December 31, 2023 the Company issued 5,296,099 stock appreciation rights (“SARs”), of which 1,860,000 were fully vested on the date of grant, to purchase shares of common stock based on the fair market value in excess of the base price on the date of exercise for a period of seven years.

The Company estimated the fair value of the SARs on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise prices ranging from $0.29 to $0.50 per share; expected volatility of approximately 80%; the contractual term of seven years; and a risk-free interest rate of 3.0%.

A summary of the stock appreciation rights activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	–	$–	–
Granted	5,296,099	0.41
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at December 31, 2023	5,296,099	$0.41	6.78
Exercisable at December 31, 2023	1,758,000	$0.44	6.78

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

The grant date fair value of the stock appreciation rights issued during the twelve months ended December 31, 2023 totaled $1,567,186.

Included in the stock appreciation rights granted during the year ended December 31, 2023; 28,000 SARs with an estimated fair value of $15,726 were issued for the settlement of an outstanding liability totaling $93,983 resulting in the recognition of a gain on settlement totaling $78,527.

During the twelve months ended December 31, 2023 the Company recognized total expense associated with the SARs totaling $1,152,010. As of December 31, 2023 the Company expects to recognize $415,177 of compensation expense over the next three months associated with the vesting of its currently outstanding stock appreciation rights.

As of December 31, 2023, the Company has committed 3,058,505 shares of stock for the fulfillment of the all of its outstanding equity and equity-linked awards.

NOTE 7. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company received loans from Mr. Fred Cooper, the Company’s Chairman and Chief Executive Officer, totaling $1,680,405 and $1,875,000, respectively. The loans in 2023 carry interest at a rate of 10% per annum.

During the year ended December 31, 2022, the Company converted its loan principal of $1,459,489 and accrued interest of $20,250 totaling $1,479,739 owed to Fred Cooper, a majority shareholder, in exchange for a funding commitment for up to $2,000,000 and 20,000,000 shares. As of December 31, 2021, $34,489 was due to Mr. Cooper. During the first quarter of 2023, Mr. Cooper funded the remainder of the Subscription Receivable of $520,261 and provided additional funding to the Company.

During the years ended December 31, 2023 and 2022, the Company recognized total interest expense of $75,158 and $20,249 respectively.

During the year ended December 31, 2022, the Company had a Software Licensing Agreement with NewAge, Inc., a company affiliated with Fred Cooper, our Chairman, CEO, President and majority stockholder. Under the agreement, which terminated on July 31, 2022, the Company received licensing fees totaling $300,000.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.5 million at December 31, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the twelve months ended December 31, 2023.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

NOTE 9. OPERATING LEASE

As of December 31, 2023, the Company leased its Bountiful, Utah corporate headquarters under a non-cancellable lease arrangement. The operating lease, which expires in January 2025, calls for base monthly payments on an escalating basis ranging from $4,992 to $5,296. The Company estimated the lease liability associated with the corporate headquarters operating lease using a discount rate of 8% per annum. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date of February 16, 2022.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2024	63,400
2025	5,296
Total undiscounted cash payments	68,696
Less imputed interest	(2,670)
Present value of payments	$66,026

The Company recognized lease expense associated with its non-cancelable operating lease totaling $61,721 and $56,578 for the years ended December 31, 2023 and 2022, respectively. The weighted average remaining term of the Company’s operating leases as of December 31, 2023, was approximately 13 months.

NOTE 10. SUBSEQUENT EVENTS

From January 1, 2024 through the date of this report, Mr. Cooper has provided additional funding in the amount of $402,522 under the previously issued promissory note and security agreement.

