Form 10-Q
period 2024-03-31
KwikClick, Inc.
filed 2024-05-15
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

95-4463033

(I.R.S. Employer Identification No.)

585 West 500 South, Suite 130

Bountiful, Utah

(Address of principal executive offices)

84010

(Zip Code)

Registrant’s telephone number, including area code:

(385) 301-2792

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

As of May 15, 2024 the issuer had 153,148,705 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$30,025	$64,186
Accounts receivable, net	14,043	16,503
Total current assets	44,068	80,689

Equipment, net	4,239	4,515
Intellectual property, net	1,383,277	1,406,491
Right to use asset	49,883	64,194
Total assets	$1,481,467	$1,555,889

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$755,074	$888,513
Accrued liabilities	93,615	120,859
Lease obligation	51,411	55,852
Related party loans	2,184,925	1,754,445
Total current liabilities	3,085,025	2,819,669
Long-term liabilities:
Lease obligation, net of current portion	–	10,174
Total liabilities	3,085,025	2,829,843

Stockholders' (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized and 153,148,705 shares issued and outstanding at March 31, 2024 and December 31, 2023	15,316	15,316
Additional paid-in-capital	9,520,032	9,113,260
Accumulated deficit	(11,138,906)	(10,402,530)
Total stockholders' (deficit)	(1,603,558)	(1,273,954)
Total liabilities and stockholders' (deficit)	$1,481,467	$1,555,889

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues:
Brand Services	$30,891	$85,317

Operating expenses:
Cost of Sales	1,765	30,159
Management and payroll	514,419	283,038
Research and development	86,917	197,168
General and administrative	146,955	432,039
Total operating expenses	750,056	942,404

Other income (expenses)
Interest expense - related party	(47,211)	(284)
Gain on liability settlement	30,000	–
Loss before income taxes	(736,376)	(857,371)
Provision for (benefit from) income taxes	–	–

Net loss	$(736,376)	$(857,371)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	153,148,705	149,840,384

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance December 31, 2023	–	$–	153,148,705	$15,316	$9,113,260	$–	$(10,402,530)	$(1,273,954)
Stock appreciation rights issued for services	–	–	–	–	406,772	–	–	406,772
Net Loss	–	–	–	–	–	–	(736,376)	(736,376)
Balance March 31, 2024	–	$–	153,148,705	$15,316	$9,520,032	$–	$(11,138,906)	$(1,603,558)

Balance December 31, 2022	–	$–	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954
Capital Contribution	–	–	–	–	4,010	–	–	4,010
Issuance of common stock for services	–	–	600,000	60	59,940	–	–	60,000
Proceeds from subscription receivable	–	–	–	–	–	520,261	–	520,261
Net loss	–	–	–	–	–	–	(857,371)	(857,371)
Balance March 31, 2023	–	$–	150,042,605	$15,005	$7,494,671	$–	$(7,356,822)	$152,854

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(736,376)	$(857,371)
Depreciation and amortization	23,490	18,340
Stock based compensation	406,772	60,000
Gain on liability settlement	(30,000)	–
Changes in operating assets and liabilities:
Accounts receivable	2,460	–
Operating leases	(304)	154
Accrued interest - related party	46,391	–
Accrued liabilities	(27,244)	(3,864)
Accounts payable	(103,439)	149,663
Net cash used in operating activities	(418,250)	(633,078)

Cash flows from investing activities:
Purchase of intellectual property	–	(248,973)
Net cash used in investing activities	–	(248,973)

Cash flows from financing activities:
Proceeds from related party loans	384,089	129,739
Proceeds from common stock issuable	–	300,000
Proceeds from Subscription Receivable	–	520,261
Net cash provided by financing activities	384,089	950,000

Net increase (decrease) in cash and cash equivalents	(34,161)	67,949
Cash and cash equivalents at beginning of period	64,186	30,583
Cash and cash equivalents at end of period	$30,025	$98,532

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Supplemental Disclosures
Capital contribution for settlement of stock issuable	$–	$4,010

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

Since the commencement of the Kwik platform, the Company has accumulated a deficit of $11,138,906 and working capital deficit of $3,040,957 as of March 31, 2024. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of March 31, 2024 or December 31, 2023.

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

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to not result in additional functionality, are expensed as incurred. For the three months ended March 31, 2024 and 2023 the Company did not capitalize any research and development costs.

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

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term. During the three months ended March 31, 2024 and 2023, the Company did not incur material sales commissions.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances are estimated using historical experience. During the three months ended March 31, 2024 and 2023, the Company did not incur material returns.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the previously reported financial position, results of operations, or cash flows.

NOTE 3. STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2024 the Company issued 20,000 fully vested stock appreciation rights (“SARs”), to purchase shares of common stock based on the fair market value in excess of the base price on the date of exercise for a period of seven years.

The Company estimated the fair value of the SARs on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise price of $0.44 per share; expected volatility of approximately 80%; the contractual term of seven years; and a risk-free interest rate of 3.0%.

During the three months ended March 31, 2024 and 2023, the Company recognized management and payroll expense totaling $406,772 and $60,000, respectively, associated with all outstanding equity and equity-linked instruments.

NOTE 4. RELATED PARTY LOANS

The Company’s related party loans consist of the following:

	March 31, 2024	December 31, 2023
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,064,494	$1,680,405
Accrued interest	120,431	74,040
Total related party note payable	$2,184,925	$1,754,445

During the three months ended March 31, 2024 and 2023 the Company recognized interest expense of $47,211 and $284, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.4 million at March 31, 2024 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the three months ended March 31, 2024.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to March 31, 2024, Mr. Cooper provided additional working capital advances totaling $79,092 to the Company. The balance of working capital advances through May 15, 2024 totaled $2,144,396. These advances bear interest of 10% per annum and are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in our annual report on Form 10-K filed with the SEC on April 15, 2024, that can be read at www.sec.gov.

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

Comparison of operations for the three and Three Months ended March 31, 2024 to March 31, 2023

Revenues

During the three months ended March 31, 2024 and 2023, we recognized net revenues of $30,891 and $85,317, respectively. The decrease from the prior comparable three -month period of approximately 64% was the result of lower brand product sales on our platform. Management anticipates that Brand Services revenues will increase as we continue to develop our KWIK services, add vendors, and add users. The Company is currently in negotiations with several new brands, influencers, and influencer agencies, some of which have executed contracts, or who anticipate joining the platform within the next three to six months.

Cost of Sales

Our costs of revenue, totaling $1,765 and $30,159, respectively, for the three months ended March 31, 2024 and 2023, primarily consists of marketing incentives and services for products that are sold on brands using the Kwik platform. Additionally, costs of revenue decreased due to a one-time reversal of estimated commissions at December 31, 2023. We expect the costs of revenue to fluctuate consistently with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

During the Three Months ended March 31, 2024 and 2023, we incurred total other operating expenses of $748,291 and $912,245, respectively. The majority of the approximate $200,000 decrease resulted from a decrease in headcount and corresponding management and payroll costs, marketing expenses, and declines in our research and development activities. We do not expect to see substantial increases in our research and development activities until we are able to generate the necessary funding from operations and / or the receipt of additional capital investment.

In the event we are able to raise additional capital, we would anticipate our total operating expenses will trend upward as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, vendor acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants. In the coming 12 months, we anticipate increasing our promotional and marketing activities which will increase our operating expenses in our efforts to increase our product sales and user volumes.

Liquidity and capital resources

At March 31, 2024, we had a working capital deficit of $3,040,957. Approximately 71% of our liabilities as of March 31, 2024 are due to our majority shareholder, Mr. Fred Cooper. Mr. Cooper has provided $2,064,494 (exclusive of accrued interest of $120,431) in working capital advances through March 31, 2024 and an additional $79,092 through the date of this report. These advances are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Critical Accounting Estimates

There has been no change in our critical accounting estimates from those disclosed in our annual report on Form 10-K filed with the SEC on April 15, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.5 million at March 31, 2024 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the Three Months ended March 31, 2024.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on April 15, 2024, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

By: /s/ Fred Cooper
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: May 15, 2024

By: /s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: May 15, 2024

