Form 10-Q
period 2024-06-30
KwikClick, Inc.
filed 2024-08-07
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer☒	Small Reporting Company ☒
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

As of August 7, 2024 the issuer had 153,148,705 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$31,183	$64,186
Accounts receivable, net	14,265	16,503
Total current assets	45,448	80,689

Equipment, net	3,962	4,515
Intellectual property, net	1,357,363	1,406,491
Right to use asset	35,276	64,194
Total assets	$1,442,049	$1,555,889

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$728,474	$888,513
Accrued expenses	112,001	120,859
Lease obligation	36,345	55,852
Related party loans	2,506,640	1,754,445
Total current liabilities	3,383,460	2,819,669
Long-term liabilities:
Lease obligation, net of current portion	–	10,174
Total liabilities	3,383,460	2,829,843

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized and 153,148,705 shares issued and outstanding at June 30, 2024 and December 31, 2023	15,316	15,316
Additional paid-in-capital	9,521,118	9,113,260
Accumulated deficit	(11,477,845)	(10,402,530)
Total stockholders' deficit	(1,941,411)	(1,273,954)
Total liabilities and stockholders' deficit	$1,442,049	$1,555,889

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

Revenues:
Brand Services	$13,146	$51,478	$44,037	$136,795

Operating costs and expenses:
Cost of Sales	8,144	40,523	9,909	70,682
Management and payroll	102,039	293,015	616,458	576,053
Research and development	76,519	265,727	163,436	462,895
General and administrative	110,258	232,859	257,213	664,898
Total operating costs and expenses	296,960	832,124	1,047,016	1,774,528

Other income (expense)
Interest expense - related party	(55,125)	(12,824)	(102,336)	(13,108)
Gain on liability settlement	–	–	30,000	–
Loss before income taxes	(338,939)	(793,470)	(1,075,315)	(1,650,841)
Provision for (benefit from) income taxes	–	–	–	–

Net loss	$(338,939)	$(793,470)	$(1,075,315)	$(1,650,841)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	153,148,705	150,466,827	153,148,705	150,156,441

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
BALANCE, December 31, 2023	–	$–	153,148,705	$15,316	$9,113,260	$–	$(10,402,530)	$(1,273,954)
Stock appreciation rights issued for services	–	–	–	–	406,772	–	–	406,772
Net loss	–	–	–	–	–	–	(736,376)	(736,376)
Balance March 31, 2024	–	$–	153,148,705	$15,316	$9,520,032	$–	$(11,138,906)	$(1,603,558)
Stock appreciation rights issued for services	–	–	–	–	1,086	–	–	1,086
Net loss	–	–	–	–	–	–	(338,939)	(338,939)
BALANCE, June 30, 2024	–	$–	153,148,705	$15,316	$9,521,118	$–	$(11,477,845)	$(1,941,411)

BALANCE, December 31, 2022	–	$–	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954
Capital Contribution	–	–	–	–	4,010	–	–	4,010
Issuance of common stock for services	–	–	600,000	60	59,940	–	–	60,000
Proceeds from subscription receivable	–	–	–	–	–	520,261	–	520,261
Net loss	–	–	–	–	–	–	(857,371)	(857,371)
Balance March 31, 2023	–	$–	150,042,605	$15,005	$7,494,671	$–	$(7,356,822)	$152,854
Issuance of common stock for services	–	–	671,100	67	62,633	–	–	62,700
Stock based compensation	–	–	–	–	26,694	–	–	26,694
Net Loss	–	–	–	–	–	–	(793,470)	(793,470)
Balance June 30, 2023	–	$–	150,713,705	$15,072	$7,583,998	$–	$(8,150,292)	$(551,222)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,075,315)	$(1,650,841)
Depreciation and amortization	46,981	42,174
Stock based compensation	407,858	149,395
Gain on liability settlement	(30,000)	–
Loss on disposal of intellectual property	2,700	–
Changes in operating assets and liabilities:
Accounts receivable	2,238	–
Operating leases	(763)	158
Accrued interest - related party	100,923	13,107
Accrued liabilities	(8,858)	(765)
Accounts payable	(130,039)	263,348
Net cash provided by (used in) operating activities - continuing operations	(684,275)	(1,183,424)
Net cash used in operating activities	(684,275)	(1,183,424)

Cash flows from investing activities:
Purchase of intellectual property	–	(413,591)
Net cash used in investing activities	–	(413,591)

Cash flows from financing activities:
Proceeds from shareholders loans	651,272	779,739
Proceeds from common stock issuable	–	300,000
Proceeds from Subscription Receivable	–	520,261
Net cash provided by financing activities	651,272	1,600,000

Net increase (decrease) in cash and cash equivalents	(33,003)	2,985
Cash and cash equivalents at beginning of period	64,186	30,583
Cash and cash equivalents at end of period	$31,183	$33,568

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Supplemental Disclosures
Capital contribution for settlement of stock issuable	$–	$4,010

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

Going Concern

Since the commencement of the Kwik platform, the Company has accumulated a deficit of $11,477,845 and working capital deficit of $3,338,012 as of June 30, 2024. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2024 or December 31, 2023.

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

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to not result in additional functionality, are expensed as incurred. For the six months ended June 30, 2024 and 2023 the Company did not capitalize any research and development costs.

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

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances are estimated using historical experience. During the six months ended June 30, 2024 and 2023, the Company did not incur material returns.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the previously reported financial position, results of operations, or cash flows.

NOTE 3. STOCKHOLDERS' EQUITY

During the three and six months ended June 30, 2024, the Company recognized stock-based compensation totaling $1,086 and $407,858, respectively, associated with all outstanding equity and equity-linked instruments. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expenses totaling $60,000 and $149,395, respectively, associated with all outstanding equity and equity-linked instruments.

NOTE 4. RELATED PARTY LOANS

The Company’s related party loans consist of the following:

	June 30, 2024	December 31, 2023
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,331,677	$1,680,405
Accrued interest	174,963	74,040
Total related party note payable	$2,506,640	$1,754,445

During the three and six months ended June 30, 2024, the Company recognized interest expense of $55,125 and $102,336, respectively. During the three and six months ended June 30, 2023, the Company recognized interest expense of $12,824 and $13,108, respectively.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.35 million at June 30, 2024 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the six months ended June 30, 2024.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to June 30, 2024, Mr. Fred W. Cooper, Chairman and CEO, provided additional working capital advances totaling $160,000 to the Company. The balance of working capital advances through August 7, 2024 totaled $2,491,677. These advances bear interest of 10% per annum and are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Comparison of operations for the Six Months ended June 30, 2024 and June 30, 2023

Revenues

During the three months ended June 30, 2024 and 2023, we recognized net revenues of $13,146 and $51,478, respectively, representing a 74% decrease. During the six months ended June 30, 2024 and 2023, we recognized net revenues of $44,037 and $136,795 respectively, representing a decrease of 68%. The year over year changes in revenue decreased as a result of fewer vendor and influencer promotions during 2024. Management anticipates that revenues will increase as we continue to develop our KWIK services, add vendors, and add users. The Company is currently in negotiations with several new brands, influencers, and influencer agencies, some of which anticipate joining the platform within the next three to six months.

Cost of Sales

Our costs of revenue, totaling $8,144 and $40,523 respectively for the three months ended June 30, 2024 and 2023, and $9,909 and 70,682, respectively, for the six months ended June 30, 2024 and 2023, primarily consists of marketing incentives and services for products that are sold on brands using the Kwik platform. The nature of the sales promotions in 2024 carried a lower cost of revenue compared to the same period in 2023. We expect the costs of revenue to fluctuate consistently with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

During the six months ended June 30, 2024 and 2023, we incurred total other operating expenses of $1,037,107 and 1,703,846, respectively. The majority of the approximate $700,000 decrease resulted from a decrease in marketing expenses, declines in our research and development activities, and professional services. During the three months ended June 30, 2024 and 2023, we incurred total operating expenses of $288,816 and $791,601 respectively. The approximate decrease of $500,000 is comprised primarily of a reduction in management and payroll, with the remainder of the reductions coming in research and development, and professional services. We do not expect to see substantial increases in our research and development activities until we are able to generate the necessary funding from operations and / or the receipt of additional capital investment.

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

Liquidity and capital resources

At June 30, 2024, we had a working capital deficit of $3,338,012. Approximately 74% of our liabilities as of June 30, 2024 are due to our majority shareholder, Mr. Fred Cooper. Mr. Cooper has provided $2,331,677 (exclusive of accrued interest of $174,963) in working capital advances through June 30, 2024 and an additional $79,092 through the date of this report. These advances are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.35 million at June 30, 2024 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the six months ended June 30, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: August 7, 2024

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: August 7, 2024

