Form 10-Q
period 2024-09-30
KwikClick, Inc.
filed 2024-11-14
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2024

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

As of November 14, 2024 the issuer had 155,648,705 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$426,108	$64,186
Accounts receivable, net	25,517	16,503
Total current assets	451,625	80,689

Other receivable	27,553	–
Equipment, net	3,685	4,515
Intellectual property, net	1,334,149	1,406,491
Right to use asset	20,364	64,194
Total assets	$1,837,376	$1,555,889

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$753,602	$888,513
Accrued expenses	93,308	120,859
Lease obligation	20,975	55,852
Related party loans	2,778,918	1,754,445
Total current liabilities	3,646,803	2,819,669
Long-term liabilities:
Lease obligation, net of current portion	–	10,174
Total liabilities	3,646,803	2,829,843

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized and 155,648,705 and 153,148,705 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	15,566	15,316
Additional paid-in-capital	10,021,430	9,113,260
Accumulated deficit	(11,846,423)	(10,402,530)
Total stockholders' deficit	(1,809,427)	(1,273,954)
Total liabilities and stockholders' deficit	$1,837,376	$1,555,889

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Revenues:
Brand Services	$32,532	$91,088	$76,569	$227,883

Operating costs and expenses:
Cost of Sales	20,218	88,546	30,127	159,228
Management and payroll	100,164	839,335	716,622	1,459,558
Research and development	78,384	181,965	241,820	644,860
General and administrative	139,501	206,494	396,714	827,222
Total operating costs and expenses	338,267	1,316,340	1,385,283	3,090,868

Other income (expense)
Interest expense - related party	(62,843)	(25,388)	(165,179)	(38,496)
Gain on liability settlement	–	60,922	30,000	60,922
Loss before income taxes	(368,578)	(1,189,718)	(1,443,893)	(2,840,559)
Provision for (benefit from) income taxes	–	–	–	–

Net loss	$(368,578)	$(1,189,718)	$(1,443,893)	$(2,840,559)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	153,692,183	151,112,293	153,331,187	150,478,559

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
BALANCE, December 31, 2023	–	$–	153,148,705	$15,316	$9,113,260	$–	$(10,402,530)	$(1,273,954)
Stock appreciation rights issued for services	–	–	–	–	406,772	–	–	406,772
Net loss	–	–	–	–	–	–	(736,376)	(736,376)
Balance March 31, 2024	–	$–	153,148,705	$15,316	$9,520,032	$–	$(11,138,906)	$(1,603,558)
Stock appreciation rights issued for services	–	–	–	–	1,086	–	–	1,086
Net loss	–	–	–	–	–	–	(338,939)	(338,939)
Balance June 30, 2024	–	$–	153,148,705	$15,316	$9,521,118	$–	$(11,477,845)	$(1,941,411)
Stock appreciation rights issued for services	–	–	–	–	562	–	–	562
Issuance of Common Stock	–	–	2,500,000	250	499,750	–	–	500,000
Net loss	–	–	–	–	–	–	(368,578)	(368,578)
Balance September 30, 2024	–	$–	155,648,705	$15,566	$10,021,430	$–	$(11,846,423)	$(1,809,427)

BALANCE, December 31, 2022	–	$–	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954
Capital Contribution	–	–	–	–	4,010	–	–	4,010
Issuance of common stock for services	–	–	600,000	60	59,940	–	–	60,000
Proceeds from subscription receivable	–	–	–	–	–	520,261	–	520,261
Net loss	–	–	–	–	–	–	(857,371)	(857,371)
Balance March 31, 2023	–	$–	150,042,605	$15,005	$7,494,671	$–	$(7,356,822)	$152,854
Issuance of common stock for services	–	–	671,100	67	62,633	–	–	62,700
Stock based compensation	–	–	–	–	26,694	–	–	26,694
Net Loss	–	–	–	–	–	–	(793,470)	(793,470)
Balance June 30, 2023	–	$–	150,713,705	$15,072	$7,583,998	$–	$(8,150,292)	$(551,222)
Issuance of common stock for services	–	–	635,000	64	77,432	–	–	77,496
Stock appreciation rights issued for services	–	–	–	–	580,711	–	–	580,711
Stock appreciation rights issued for liability settlement	–	–	–	–	9,078	–	–	9,078
Net Loss	–	–	–	–	–	–	(1,189,718)	(1,189,718)
Balance September 30, 2023	–	$–	151,348,705	$15,136	$8,251,219	$–	$(9,340,010)	$(1,073,655)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,443,893)	$(2,840,559)
Depreciation and amortization	70,472	66,259
Stock based compensation	408,420	807,601
Gain on liability settlement	(30,000)	(60,922)
Loss on disposal of intellectual property	2,700	–
Changes in operating assets and liabilities:
Accounts receivable	(9,014)	–
Other receivable	(27,553)	–
Operating leases	(1,221)	164
Accrued interest - related party	89,161	38,174
Accrued liabilities	(27,551)	23,187
Accounts payable	(30,871)	143,765
Net cash used in operating activities	(999,350)	(1,822,331)

Cash flows from investing activities:
Purchase of intellectual property	–	(192,620)
Net cash used in investing activities	–	(192,620)

Cash flows from financing activities:
Proceeds from shareholders loans	861,272	1,191,739
Proceeds from common stock issuable	–	300,000
Proceeds from issuance of common stock	500,000	–
Proceeds from Subscription Receivable	–	520,261
Net cash provided by financing activities	1,361,272	2,012,000

Net increase (decrease) in cash and cash equivalents	361,922	(2,951)
Cash and cash equivalents at beginning of period	64,186	30,583
Cash and cash equivalents at end of period	$426,108	$27,632

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Supplemental Disclosures
Stock appreciation rights issued for liability settlement	$–	$9,078
Purchases of intellectual property in accounts payable	$–	$295,971
Capital contribution for settlement of stock issuable	$–	$4,010

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

Going Concern

Since the commencement of the Kwik platform, the Company has accumulated a deficit of $11,846,423 and working capital deficit of $3,195,178 as of September 30, 2024. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of September 30, 2024 or December 31, 2023.

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

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to not result in additional functionality, are expensed as incurred. For the nine months ended September 30, 2024 and 2023 the Company did not capitalize any research and development costs.

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

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances are estimated using historical experience. During the nine months ended September 30, 2024 and 2023, the Company did not incur material returns.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the previously reported financial position, results of operations, or cash flows.

NOTE 3. STOCKHOLDERS' EQUITY

During the three and nine months ended September 30, 2024, the Company issued 2,500,000 equity units for total cash proceeds of $500,000. Each equity unit consists of one share of common stock and one stock appreciation right (“SAR”) convertible into common stock at a price per share of $0.20.

During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation totaling $562 and $408,420, respectively, associated with all outstanding equity and equity-linked instruments. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expenses totaling $658,207 and $807,601, respectively, associated with all outstanding equity and equity-linked instruments.

As of September 30, 2024 the Company had 7,816,099 SARs with a weighted average exercise price of $0.34 and a remaining weighted average term of approximately 76 months; and 102,470 warrants with a weighted average exercise price of $0.01 and a remaining weighted average term of approximately nine months, outstanding convertible into shares of common stock.

NOTE 4. RELATED PARTY LOANS

The Company’s related party loans consist of the following:

	September 30, 2024	December 31, 2023
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,541,677	$1,680,405
Accrued interest	237,241	74,040
Total related party note payable	$2,778,918	$1,754,445

During the three and nine months ended September 30, 2024, the Company recognized interest expense of $62,843 and $165,179 respectively. During the three and nine months ended September 30, 2023, the Company recognized interest expense of $25,388 and $38,496, respectively.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.35 million at September 30, 2024 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the nine months ended September 30, 2024.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and has determined that there are no material events that need to be disclosed.

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

Comparison of operations for the Three and Nine Months ended September 30, 2024 and September 30, 2023

Revenues

During the three months ended September 30, 2024 and 2023, we recognized net revenues of $32,532 and $91,088, respectively, representing a 64% decrease. During the nine months ended September 30, 2024 and 2023, we recognized net revenues of $76,569 and $227,883 respectively, representing a decrease of 66%. The year over year changes in revenue decreased as a result of fewer vendor and influencer promotions during 2024. Management anticipates that revenues will increase as we continue to develop our KWIK services, add vendors, and add users. The Company is currently in negotiations with several new brands, influencers, and influencer agencies, some of which anticipate joining the platform within the next three to nine months, however, there are no firm commitments from these potential platform customers as of the date of this report.

Cost of Sales

Our costs of revenue, totaling $20,218 and $88,546 respectively for the three months ended September 30, 2024 and 2023, and $30,127 and 159,228, respectively, for the nine months ended September 30, 2024 and 2023, primarily consists of marketing incentives and services for products that are sold on brands using the Kwik platform. The nature of the sales promotions in 2024 carried a lower cost of revenue compared to the same period in 2023. We expect the costs of revenue to fluctuate consistently with our sales volume and future product mix which is currently unpredictable based on the early stages of the KWIK platform.

Other Operating Expenses

During the nine months ended September 30, 2024 and 2023, we incurred total other operating expenses of $1,355,156 and $2,931,640, respectively. The majority of the approximate $1,600,000 decrease resulted from an $800,000 decrease in management and payroll expenses, a $400,000 decline in our research and development activities, and $400,000 from other general and administrative expenses. During the three months ended September 30, 2024 and 2023, we incurred total other operating expenses of $318,049 and $1,227,794 respectively. The approximate decrease of $900,000 is comprised primarily of a $700,000 reduction in management and payroll, with the remaining majority of the reductions coming in research and development. We do not expect to see substantial increases in our research and development activities until we are able to generate the necessary funding from operations and / or the receipt of additional capital investment.

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

Liquidity and capital resources

At September 30, 2024, we had a working capital deficit of $3,195,178. Approximately 76% of our liabilities as of September 30, 2024 are due to our majority shareholder, Mr. Fred Cooper. Mr. Cooper has provided $2,541,677 (exclusive of accrued interest of $237,241) in working capital advances through September 30, 2024. These advances are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

Capital advances have been used to fund operating activities. We require additional capital to continue to operate our business, and to develop and expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There has been no change in our legal proceedings as disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: November 14, 2024

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: November 14, 2024

