Form 10-K
period 2024-12-31
KwikClick, Inc.
filed 2025-03-31
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4463033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West 500 South Suite 200
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, based on the closing price of the shares of common stock on The Over the Counter Venture Market (“OTCQB”) as of June 30, 2024 was $12,249,969. As of March 31, 2025 the registrant had 155,648,705 shares of its Common Stock outstanding.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

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

Patents

Several patent applications have been filed by, or on behalf of, the Company which have the strategic purpose of protecting the Company’s “first-mover” advantage and to hinder and/or exclude competing “me-too” products and reduce or deter industry competition.  Recently, the Company has been granted five patents with the remainder currently pending approval. Furthermore, we may provide licensing to markets and products where we do not wish to directly operate. We have filed applications with the United States Patent and Trademark Office in connection with 35 inventions that we believe cover the base technology for our “single product tree” direct sales marketing method and many derivative inventions covering the related value chain. We believe that the inventions for which we seek patent protection span our unique KwikClick platform’s various applications. Areas covered include using social media plug-ins for enhanced marketing, motivating and growth techniques, product ratings and recommendations, attaching KwikClick to other companies with direct sales compensation structures and other marketing portal connections such “as seen on TV” sales. We are also seeking protections for inventions covering all aspects of AI/ML processing, security systems, and the “Hyperlink Data structure and messaging system,” which we see as a foundation of using our wave compensation system.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

We are a developing company and only recently started generating revenue

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

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Fred W. Cooper is currently the Chairman of the Board of Directors, Chief Executive Officer and President and owns 76,418,323 shares. As a result, Fred W. Cooper has substantial influence over our policies and management and at this time has practical, if not actual, control over the company. We may take actions supported by Fred W. Cooper that may not be viewed by some stockholders to be in our best interest, or Mr. Cooper could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

We compete to attract, engage, and retain sellers based on many factors, including:

•	the value of our brand and its awareness.

•	effectiveness of our marketing.

•	the intended global scale of our marketplaces and the breadth of our online presence.

•	our intended tools, education, and services, which support a seller in running their business.

•	the number and engagement of buyers.

•	our policies and fees.

•	the ability of a seller to scale their business; and

•	the strength of our seller and buyer community.

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

In addition, E.U. data protection laws, including the GDPR, also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the recipient country has been deemed to have adequate privacy protections in place to protect the personal information. Parties transferring protected personal data to jurisdictions deemed inadequate must establish a legal basis for, and implement specific safeguards for, such intra-party or inter-party transfers. A recent judgment of the Court of Justice of the European Union found a common basis for such transfers, the E.U.-U.S. Privacy Shield, insufficient, and a parallel arrangement with Switzerland may similarly be deemed insufficient. While KwikClick did not rely upon Privacy Shield for cross-border transfers, Reverb previously had done so. While effective solutions may be available to permit these transfers, such as Standard Contractual Clauses (“SCCs”) continuing changes to the rules related to cross-border transfers may nonetheless impede KwikClick and Reverb’s ability to effectively transfer data between jurisdictions with parties such as partners, vendors and users, or may make such transfers of personal data more costly. Another recent decision and related European Commission guidance and updates to the SCCs may impose additional obligations on companies seeking to rely on the SCCs and may require significant expense and resources associated with compliance. For example, transfers with the United Kingdom might be deemed inadequate after its departure from the European Union and European Economic Area and require substantial expense and resources to comply with based upon adequacy mechanisms such as SCCs. Transfers by us or our vendors of personal information from Europe pursuant to SCCs may not comply with E.U. data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platform because of the difficulty of establishing a lawful basis for personal information transfers out of Europe.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

The Company is committed to transparency and robust risk management, therefore we prioritize the protection of our stakeholders’ interests, including safeguarding sensitive information from cybersecurity threats. Our approach to cybersecurity risk management encompasses a comprehensive process of assessment, identification, and mitigation strategies. Initially, we conduct thorough assessments to identify potential vulnerabilities and threats within our systems and infrastructure. These assessments are followed by rigorous identification procedures and testing aimed at pinpointing material risks that could compromise the integrity of our operations or the confidentiality of our data. Once identified, we employ a multifaceted approach to managing these risks, which includes implementing cutting-edge technological solutions, enforcing stringent access controls, and providing ongoing training and awareness programs to our employees. Moreover, we maintain open lines of communication with relevant stakeholders, ensuring timely response and adaptation to emerging cyber threats.

ITEM 2.  PROPERTIES

Our principal executive office is located at 585 West 500 South Suite 200, Bountiful, Utah 84010. The space is suitable for the conduct of our business and will be for the foreseeable future.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.3 million at December 31, 2023 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the twelve months ended December 31, 2024.

If KwikClick is unable to defend itself in the adversary proceeding, it is unlikely that the Company will be able to continue as a going concern. Other than the reference above, to the knowledge of management, no director or executive officer is party to any other action in which any party has an interest adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB under the trading symbol “KWIK”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock-based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Sales Prices

	High	Low
Year Ended December 31, 2024
4th Quarter	$0.12	$0.04
3rd Quarter	$0.27	$0.07
2nd Quarter	$0.42	$0.21
1st Quarter	$0.50	$0.15

Year Ended December 31, 2023
4th Quarter	$0.94	$0.25
3rd Quarter	$0.50	$0.20
2nd Quarter	$0.51	$0.36
1st Quarter	$1.98	$0.44

The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by nasdaq.com for the periods indicated.

Holders

As of March 31, 2025, we had 155,648,706 shares of our Common Stock, par value $0.0001, issued and outstanding. There were 558 beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities

On December 9, 2024, the Company granted 1,000,000 stock settled appreciation rights (SARs) with a grant price of $0.10, which was the fair market value at the time of the grant.

On December 27, 2024, the Company granted 1,500,000 warrants at grant price of $0.04, which was the fair market value at the time of the grant.

On December 31, 2024, the Company granted 461,538 stock settled appreciation rights (SARs) with a grant price of $0.065, which was the fair market value at the time of the grant.

All other issues of shares have been previously disclosed.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

The Company’s revenues are primarily sourced from the Company’s KwikClick platform. The Company generates revenues by being a software as a service (SAAS) platform via loyalty and reward programs tailored for a particular brand, retailer or influencer. With the program, the brand, retailer or influencer can offer products with loyalty incentives, discounts, or other benefits to induce sales and brand loyalty. The Company provides expertise in attracting new customers through these loyalty programs and provides unique affiliate commission payment services with its patented waves of pay and revenue sharing technology. The Company currently integrates with Shopify, which facilitates over $200 Billion Gross Merchandise Volume (GMV) annually for other ecommerce platforms. The Company is currently planning integrations with WooCommerce, BigCommerce, Magento and others. Additionally, some brands prefer a more integrated branding view of the KWIK software into their own website, requiring additional design and programming. This enables a more uniquely branded user experience within the brand’s website. In December, the Company entered into an arrangement with a brand to provide programming services to integrate the KWIK software into their website. The arrangement provides for a monthly payment of service fees of $50,000 for the next 18 months, including monitoring, updates and maintenance. The Company is noting increasing interest with this capability and anticipates more brands will opt for this type of custom design. The Company recognizes additional revenue for these integrations which is noted as Custom Design Services in the Company’s Statement of Operations. Brand Services revenues for the current year decreased $180,858 from $288,229 in the prior year to $107,371 this year due to a decrease in small retailer and a reduced number of influencer campaigns. This reduction was offset by Custom Design Services which will likely increase in coming quarters as noted above. With the recent enrollment of some significant retail brands on the KWIK platform, and additional custom design projects under review, we believe the Company will be able to generate increasing revenues during fiscal 2025 with an expectation for positive cash flows during fiscal 2026.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2024 were $1,914,551 as compared to $4,194,407 for the comparable prior period, a decrease of $2,279,856. The decrease is primarily the result of a reduction in payroll costs of approximately $1,100,000 and a reduction in research and development expenses of $450,000. Cost of sales decreased by $172,100 in line with the decrease in brand services revenue of $180,858. The expenses in connection with the Company’s revenue sources are expected to consist primarily of charges for programming services and commission payments made to influencers, users and other affiliates of the Kwik platform. We anticipate operating expenses to increase as revenues increase.

Liquidity and capital resources

As of December 31, 2024, we had cash and cash equivalents of $192,996 compared to $64,186 of cash at December 31, 2023. Based on currently available capital resources (cash), we estimate that we would not be able to conduct our planned operations without immediate additional funding. Given the current rate at which we use cash, we cannot survive unless we increase revenues or obtain additional equity or debt financing. While our majority shareholder has committed to continue to provide funding for the foreseeable future, there is no assurance that we can increase revenues and/or obtain additional necessary financing, much less on reasonable terms.

Our current liabilities as of December 31, 2024, totaled $3,720,580, compared to $2,819,669 on December 31, 2023. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. Currently, there can be no assurance that the Company will be able to raise additional funds necessary to further develop or operate its business or that such funding can be at commercially reasonable terms. The Company intends to increasingly utilize stock or stock-based awards to compensate people and organizations who are or will be providing services or investment to the Company.

We have historically been funded primarily from private placements of stock and loans from Company affiliates and may continue to be so funded for the foreseeable future. However, there is no assurance that we can obtain additional funds.

During the year ended 2024, Fred Cooper provided funding of $861,272 under a promissory note originated in 2022. While we do not anticipate any default on the loan, in the event that we do default, Mr. Cooper may take possession of our intellectual property and patents. This could have a material adverse effect on our business and operations.

During the year ended December 31, 2024, the Company issued 2,500,000 equity units for total cash proceeds of $500,000. Each equity unit consists of one share of common stock and one stock appreciation right (“SAR”) convertible into common stock at a price per share of $0.20.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company has a net loss of $1,956,424 for the year ended December 31, 2024. If the Company doesn’t begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain outside and related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company may experience difficulties in raising these funds due to inflationary economic impacts on funding sources. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2024 and December 31, 2023 begins on page F-1 of this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our internal controls over financial reporting as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act were not effective as of December 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

ITEM 9B.   OTHER INFORMATION

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 31, 2025:

Name	Age	Position
Jeff Roberts	45	Director
Robert Green	67	Director
Fred Cooper	62	Director, Chief Executive Officer, Principal Executive Officer and President
Brady Cooper	24	Director and Corporate Secretary
Jeffrey Yates	62	Director, Chief Financial Officer, Principal Accounting Officer

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

Robert Green has served as Account Manager at SimpleMerchant, Vice President of Business Development with Prentice Worx and Vice President of Customer Service for ARIIX, since 2012. Mr. Green has been a sales and customer service executive in numerous other companies such as Apple Computer, Iomega, Compaq, and Hewlett Packer for over 28 years.  Mr. Green is qualified to serve on the board of directors because of his prolonged experience defining and enhancing the customer experience, particularly in the environment in which the Company is operating.

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

Code of Ethics

The Company has adopted a code of ethics to apply to its directors, executive officers, and employees The Code of Ethics outlines principles that guide Company decision-making and behavior in all business dealings by complying with all applicable laws, regulations and industry standards in the countries where KWIK operates. Employees, executives, and board members must act honestly and ethically, avoiding any conduct that could compromise KWIK’s reputation or legal standing. KWIK does not tolerate discrimination, harassment, or retaliation in any form. KWIK strictly prohibits bribery, kickbacks, and any form of corruption, and complies with all applicable anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA). The Company has established a confidential reporting system, with access directly to the Audit Committee of the Board of Directors, to address concerns related to ethical violations, compliance breaches, or misconduct. KWIK prohibits retaliation against individuals who raise ethical concerns in good faith.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of each person who served as our principal executive officer (the “Named Executive Officer”) during the past two fiscal years.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Cooper	2024	–	–	–	–	–	–	–	–
President	2023	–	–	–	–	–	–	–	–
Jeffrey Yates	2024	–	–	–	–	–	–	–	–
PFO (1)	2023	50,000	–	179,679	–	–	–	–	229,679
Brady Cooper	2024	120,000	–	–	–	–	–	–	120,000
Secretary	2023	120,000	–	–	–	–	–	–	120,000
Boon Saysavanh Chief Sales Officer	2024	–	–	103,294	–	–	–	–	103,294

(1)	Jeffrey Yates was granted 1,000,000 stock-settled appreciation rights at fair market value with a grant date of December 29, 2023.
(2)	Boon Saysavanh, was granted 1,000,000 and 461,538 stock settled appreciation rights at fair market value with a grant date of December 9, 2024 and December 31, 2024, respectively.

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

As of December 31, 2024, there were 6,461,538 shares previously issued or subject to outstanding awards under the 2021 Plan and 3,538,462 shares were available for future issuance under the 2021 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 155,648,705 shares of common stock issued and outstanding.

Name (1)	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage (3)	SARs/ Warrants Owned
Fred W. Cooper	76,418,323	49.10%	–
Brady Cooper	4,030,000	2.59%	–
Jeffrey Yates	100,000	0.06%	1,000,000
Boon Saysavanh			1,461,538
Jeff Roberts	75,000	0.05%	–
Cielo Family Heritage Trust (2)	10,068,035	6.47%
Total of All Officers, Directors, and Affiliates as a group (5 persons and/or entities)	90,691,358	58.27%

(1)	The address for Officers and Directors is 585 West 500 South Suite 200, Bountiful, Utah 84010.
(2)	The address for Cielo Family Heritage Trust is 3325 N University Ave, Provo, UT 84604 and is a shareholder of the Company.
(3)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of December 31, 2024 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Form 10, which is 155,648,706 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(4)	Fully vested stock-settled appreciation rights (SARs) exercisable but out of the money as of March 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Affiliate Loans and Defaults

We have been funded in part by loans from affiliates. As of December 31, 2024, we had outstanding obligations due to Mr. Cooper totaling $2,842,982 of principal and accrued interest.

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

The Company’s CEO signs engagement letters with GreenGrowth before GreenGrowth does any audit or tax-related work for the Company. GreenGrowth was approved to provide audit services for the Company for the years ended December 31, 2024 and 2023. GreenGrowth does not provide tax services for the Company.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by GreenGrowth and Heaton, respectively:

For the year ended December 31, 2024:	For the year ended December 31, 2023:
Audit Fees: $50,000	Audit Fees: $34,932
Audit-Related Fees: None	Audit-Related Fees: None
Tax Fees: None	Tax Fees: None
All Other Fees: None	All Other Fees: None

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

3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended
14.1	Code of Conduct and Ethics
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Matt Williams
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey A. Yates

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

*	Filed with the Registration Statement Form 10-12(g) on September 30, 2021

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred Cooper

Fred Cooper, President, CEO,

Principal Executive Officer

Date: March 31, 2025

By: /s/ Jeffrey Yates

Jeffrey Yates, Chief Financial Officer

Principal Financial Officer

Date: March 31, 2025

By: /s/ Brady Cooper

Brady Cooper Secretary

Date: March 31, 2025

By: /s/ Jeff Roberts

Jeff Roberts

Director

Date: March 31, 2025

By: /s/ Robert Green

Robert Green

Director

Date: March 31, 2025

KWIKCLICK, INC. AND SUBSIDIARY KWIKCLICK, LLC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KwikClick, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KwikClick, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there were no critical audit matters.

/s/ Green Growth CPAs

March 31, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

KWIKCLICK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$192,996	$64,186
Accounts receivable, net	32,278	16,503
Total current assets	225,274	80,689

Other receivable	44,753	–
Equipment, net	1,027	4,515
Intellectual property, net	1,280,688	1,406,491
Right to use asset	–	64,194
Total assets	$1,551,742	$1,555,889

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$781,388	$888,513
Accrued expenses	96,210	120,859
Lease obligation	–	55,852
Related party loans	2,842,982	1,754,445
Total current liabilities	3,720,580	2,819,669
Long-term liabilities:
Lease obligation, net of current portion	–	10,174
Total liabilities	3,720,580	2,829,843

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized; 155,648,705 shares issued and outstanding at December 31, 2024 and 2023, respectively	15,566	15,316
Additional paid-in-capital	10,174,550	9,113,260
Accumulated deficit	(12,358,954)	(10,402,530)
Total stockholders' deficit	(2,168,838)	(1,273,954)
Total liabilities and stockholders' deficit	$1,551,742	$1,555,889

The accompanying footnotes are an integral part of these consolidated financial statements

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2024	2023

Revenues:
Brand Services	$107,371	$288,229
Custom design services	50,000	–
Net revenue	157,371	288,229

Operating costs and expenses:
Cost of Sales	44,890	216,990
Management and payroll	963,695	2,105,101
Research and development	362,076	804,847
General and administrative	543,890	1,067,469
Total operating costs and expenses	1,914,551	4,194,407

Other income (expense)
Interest expense - related party	(229,244)	(75,158)
Gain on liability settlement	30,000	78,257
Loss before income taxes	(1,956,424)	(3,903,079)
Provision for income taxes	–	–

Net loss	$(1,956,424)	$(3,903,079)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	153,915,828	150,692,758

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance December 31, 2022	–	$–	149,442,605	$14,945	$7,430,721	$(520,261)	$(6,499,451)	$425,954
Capital Contribution	–	–	–	–	4,010	–	–	4,010
Stock based compensation	–	–	1,906,100	191	1,362,983	–	–	1,363,174
Issuance of common stock for stock issuable	–	–	1,800,000	180	299,820	–	–	300,000
Proceeds from subscription receivable	–	–	–	–	–	520,261	–	520,261
Stock appreciation rights issued for liability settlement	–	–	–	–	15,726	–	–	15,726
Net loss	–	–	–	–			(3,903,079)	(3,903,079)
Balance December 31, 2023	–	$–	153,148,705	$15,316	$9,113,260	$–	$(10,402,530)	$(1,273,954)
Issuance of common stock and stock appreciation rights for cash	–	–	2,500,000	250	499,750	–	–	500,000
Stock based compensation	–	–	–	–	561,540	–	–	561,540
Net loss	–	–	–	–	–	–	(1,956,424)	(1,956,424)
Balance December 31, 2024	–	$–	155,648,705	$15,566	$10,174,550	$–	$(12,358,954)	$(2,168,838)

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,956,424)	$(3,903,079)
Depreciation and amortization	91,644	89,153
Stock based compensation	561,540	1,363,174
Gain on liability settlement	(30,000)	(78,257)
Loss on abandonment of long-lived assets	37,494	–
Changes in operating assets and liabilities:
Accounts receivable	(15,775)	(16,503)
Other receivable	(44,753)	–
Other current assets	–	–
Operating leases	(1,679)	168
Accrued interest - related party	227,265	74,040
Accrued liabilities	(24,649)	(3,692)
Accounts payable	(77,125)	139,718
Net cash used in operating activities	(1,232,462)	(2,335,278)

Cash flows from investing activities:
Purchase of intellectual property	–	(131,785)
Net cash used in investing activities	–	(131,785)

Cash flows from financing activities:
Proceeds from shareholders loans	861,272	1,680,405
Proceeds from common stock issuable	–	300,000
Proceeds from issuance of stock and stock appreciation	500,000	–
Proceeds from subscription receivable	–	520,261
Net cash provided by financing activities	1,361,272	2,500,666

Net increase (decrease) in cash and cash equivalents	128,810	33,603
Cash and cash equivalents at beginning of period	64,186	30,583
Cash and cash equivalents at end of period	$192,996	$64,186

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Supplemental Disclosures
Stock appreciation rights issued for liability settlement	$–	$15,726
Purchases of intellectual property in accounts payable	$–	$295,971
Capital contribution for settlement of stock issuable	$–	$4,010

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,956,424 for the year ended December 31, 2024. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.

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

Segments

The Company has one reportable operating segment.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have cash equivalents at December 31, 2024 or 2023.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of December 31, 2024 and 2023 the Company had 1,602,470 and 102,470 warrants respectively; and 9,253,934 and 1,758,000 stock appreciation rights exercisable into shares of common stock, respectively, that were potentially dilutive.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

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

Intellectual Property

Intellectual property includes certain external legal costs for the application, maintenance and extension of the useful life of patents. Intellectual property costs are capitalized, based on management’s estimates, when they are deemed to be recoverable. Other intellectual property-related costs are expensed as incurred. Capitalized intellectual property costs are amortized utilizing the straight-line method over their remaining economic useful lives of up to 20 years. Amortization of such costs begins when the patent is issued.

Impairment of Long-Lived Tangible Assets and Intellectual Property

The Company reviews long-lived tangible and intellectual property assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. The Company did not recognize any impairment charges for the years ended December 31, 2024 and 2023.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to result in additional functionality, are expensed as incurred. For the years ended December 31, 2024 and 2023 the Company did not capitalize any research and development costs.

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

Custom Design Services

The Company provides custom brand programming services in which its software platform gets integrated into a customer’s own website. These custom design services are performed over a specified term for a fixed monthly fee. Revenue under these arrangements are recognized ratably over the contract term as the Company performs design, monitoring, and on-going maintenance and update services.

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the contract term. During the years ended December 31, 2024 and 2023 the Company did not incur material sales commissions.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. During the years ended December 31, 2024 and 2023, the Company did not incur material returns.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $6,418 and $163,798 for the years ended December 31, 2024 and 2023, respectively.

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

Lease Accounting

The Company occupies office space under a lease arrangement. The property is leased under a non-cancelable agreement that contains a lease term in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreement, which has been classified as an operating lease, provides for base minimum rental payments, as well non-lease components including insurance, taxes, maintenance, and other common area costs.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. These amendments enhance interim disclosure requirements, require disclosure of the title and position of the chief operating decision maker, require disclosure of significant segment expenses that are regularly provided to the CODM, clarify circumstances for disclosure of more than one segment profit or loss measure and require that a public entity that has a single reportable segment provide all disclosures required by ASC 280 and amendments. This ASU update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual report for the year beginning January 1, 2024 and evaluated the impact of the adoption of the ASU. It did not result in a material impact on the Company's financial statements and related disclosures.

New Accounting Pronouncements, Not yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the ASU, but does not expect any material impact upon adoption.

On November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023 were as follows:

	2024	2023
Office Equipment	$4,483	$8,483
Less Accumulated Depreciation	(3,456)	(3,968)
	$1,027	$4,515

During the year ended December 31, 2024 and 2023, the Company recorded depreciation expense of $1,107 and $1,108.

NOTE 4. INTELLECTUAL PROPERTY

Intangible Assets as of December 31, 2024 and 2023 were as follows:

	2024	2023
Patents	$1,416,526	$1,455,815
Domain	100,000	100,000
Less Accumulated Amortization	(235,838)	(149,324)
	$1,280,688	$1,406,491

During the year ended December 31, 2024 and 2023, the Company recorded amortization expense of $90,537 and $88,045, respectively.

Future Amortization Expense

Year	Amount
2025	$90,537
2026	90,537
2027	90,537
2028	90,537
2029	90,537
Thereafter	828,003
$1,280,688

NOTE 5. INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not-threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2024 or 2023.

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

	2024	2023
Deferred tax asset:
Net operating loss carryover	$1,824,029	$1,526,143
Valuation allowance	(1,824,029)	(1,526,143)
	$–	$–

A reconciliation of amounts obtained by applying Federal tax rates of 21% to pre-tax income to income tax benefit is as follows:

	2024	2023
Book loss at the federal tax rate	$(410,849)	$(819,647)
Stock for services	117,923	244,225
Depreciation difference	8	(101)
Amortization difference	(4,968)	(2,996)
Change in valuation allowance	297,886	578,519
Income tax expense	$–	$–

The Company periodically reviews its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2024 or 2023.

The Company’s tax returns are subject to audit for all years since its inception in 2020.

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31, 2024 and 2023:

During the year ended December 31, 2024, the Company issued 2,500,000 equity units for total cash proceeds of $500,000. Each equity unit consists of one share of common stock and one stock appreciation right (“SAR”) convertible into common stock at a price per share of $0.20.

During the year ended December 31, 2023, the Company issued 1,906,100 shares of common stock for services totaling $200,196.

During the year ended December 31, 2023, the Company issued 1,800,000 shares of common stock to settle the stock issuable of $300,000.

Stock Based Compensation

During 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”) the total number of shares of common stock authorized under Plan totals 10,000,000. The Plan requires that all equity and equity-linked awards are granted with exercise prices equal, or at a premium, to the estimated fair market value of the Company’s common stock at the date of grant. All awards vest on a grant-by-grant basis at the discretion of the Board and currently outstanding awards range from fully vested at the grant date to vesting periods of six months. Awards granted under the plan generally expire between two and seven years from the date of grant. The Plan terminates no later than the tenth anniversary of the approval of the incentive plans by the Company’s Board of Directors. As of December 31, 2024, 3,538,462 shares of common stock were reserved for issuance under the Stock Option Plan.

In addition to awards granted from the Plan, the Company has granted equity and equity-linked awards for various employees and non-employees at the discretion of the Compensation Committee of the Board of Directors. The fair value of the awards estimated at the grant date are earned and recognized over the requisite service period.

Warrants

The Company estimated the fair value of the warrants on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise price of $0.01 per share; expected volatility of approximately 89.3%; the contractual term of seven years; and the risk-free interest rate of 4.25%.

A summary of the common stock warrant activity is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2024	102,470	$0.01	–
Warrants granted	1,500,000	0.04
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at December 31, 2024	1,602,470	$0.04	6.6
Exercisable at December 31, 2024	1,602,470	$0.04	6.6

During the year ended December 31, 2024 the Company recognized $49,115 of stock-based compensation based on the estimated fair value ($0.03 per share) of the fully vested warrants granted.

During the year ended December 31, 2023 the Company issued 102,470 fully vested warrants to purchase shares of common stock at an exercise price of $0.01 per share for a term of two years. Included in the issuance of the warrants were 41,801 warrants that a grantee elected to receive in lieu of common stock not yet issued in accordance with the terms of a prior agreement. The Company had previously recognized stock-based compensation expense associated with the unissued common stock owed to the grantee of $104,502 during the year ended December 31, 2023.

The grant date fair value of the warrants not previously recognized totaled $26,694 and the associated expense for the fully vested awards were recognized during the twelve months ended December 31, 2023.

Stock Appreciation Rights

During the year ended December 31, 2024 the Company issued 3,981,538 fully vested stock appreciation rights (“SARs”), of which 2,500,000 were issued to third party investors for cash to purchase shares of common stock based on the fair market value in excess of the base price on the date of exercise for a period of seven years.

The Company estimated the fair value of the SARs on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise prices ranging from $0.07 to $0.44 per share; expected volatility of approximately 89.3%; the contractual term of seven years; and a risk-free interest rate of 4.25%.

A summary of the stock appreciation rights activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2024	5,296,099	$0.41	–
Granted	3,981,538	0.16
Exercised	–	–
Forfeited, cancelled or expired	(23,432)	0.50
Outstanding at December 31, 2024	9,254,205	$0.33	6.21
Exercisable at December 31, 2024	9,253,934	$0.30	6.21

The grant date fair value of the stock appreciation rights issued for compensation during the twelve months ended December 31, 2024 totaled $106,939.

During the years ended December 31, 2024 and 2023, the Company recognized total expense associated with the SARs of $512,425 and $1,152,010, respectively. As of December 31, 2024 the Company expects to recognize $109 of compensation expense over the next nine months associated with the vesting of its currently outstanding stock appreciation rights.

As of December 31, 2024, the Company has committed 10,856,675 shares of stock for the fulfillment of the all of its outstanding equity and equity-linked awards.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company’s related party loans consist of the following:

	December 31, 2024	December 31, 2023
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,541,677	$1,680,405
Accrued interest	301,305	74,040
Total related party note payable	$2,842,982	$1,754,445

During the years ended December 31, 2024 and 2023, the Company recognized total interest expense of $227,265 and $74,040 respectively.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.3 million at December 31, 2024 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the twelve months ended December 31, 2024.

NOTE 9. OPERATING LEASE

As of December 31, 2024, the Company was released from its previous Bountiful, Utah corporate headquarters lease without penalty.

The Company recognized lease expense associated with its operating lease totaling $72,316 and $72,254 for the years ended December 31, 2024 and 2023, respectively.

NOTE 10. SEGMENT INFORMATION

The Company has one reportable and operating segment which provides customers the platform to sell their products or services. The accounting policies of this operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is its President and CEO.

The CODM’s measure of segment profit or loss is net income. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, one US-based customer provided all the custom design services revenue recognized during the year ended December 31, 2024. No other material revenue was recognized from a single customer for the years ended December 31, 2024 and 2023.

In addition to the significant expense categories included within net income presented on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	2024	2023
Platform coding and development	$314,515	$787,937
Other third-party engineering	47,561	16,910
Total research and development expense	$362,076	$804,847

The measure of segment assets is reported on the sheet as total consolidated assets. All the Company's long-lived assets are located in the United States. The Company does not have intra-entity sales or transfers.

NOTE 11. SUBSEQUENT EVENTS

In January 2025, the Company entered into a new operating lease for its corporate headquarters for a term of two years. The lease calls for monthly fixed payments of $3,700 increasing 3% annually.

On March 5, 2025, by consent of approximately 54.83% of its outstanding voting stock, the Company’s Certificate of Incorporation was amended to reduce the number of shares of common stock authorized for issuance from 400,000,000 to 50,000,000 with no adjustment to the par value of $0.0001 per share. In conjunction with the with Amendment, the shareholders approved recapitalization plan involving a reverse stock split on a 1-for-40 basis, whereby shareholders will receive one share of Common Stock for every 40 shares currently held. The reverse split is to be effected no later than December 31, 2025. Fractional shares will not be issued in connection with the reverse split; any fractional shares will be rounded down to the nearest whole share.

The following provides an unaudited pro forma presentation of the impact of the approved 1-for-40 reverse stock split as if it had taken place at the beginning of the earliest period presented in the accompanying consolidated financial statements:

	December 31, 2024					December 31, 2023
	As Reported	Pro Forma Adjustment			Unaudited Pro Forma	As Reported	Pro Forma Adjustment			Unaudited Pro Forma

Balance Sheet:
Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	$–		$–		$–	$–		$–		$–
Common stock, $0.0001 par value; 400,000,000 shares authorized pre-reverse split; 50,000,000 shares authorized post split	15,566		(15,177)	A	389	15,316		(14,933)	B	383
Additional paid-in-capital	10,174,550		15,177	A	10,189,727	9,113,260		14,933	B	19,302,987
Accumulated deficit	(12,358,954)				(12,358,954)	(10,402,530)				(10,402,530)
Total stockholders' deficit	$(2,168,838)				$(2,168,838)	$(1,273,954)				$8,900,840

Statements of Operations:
Net loss	$(1,956,424)		$–		$(1,956,424)	$(3,903,079)		$–		$(3,903,079)
Weighted average shares outstanding - basic and diluted	153,915,828		(150,067,932)		3,847,896	150,692,758		(146,925,439)		3,767,319
Basic and diluted loss per share	$(0.01)	$			$(0.51)	$(0.03)	$			$(1.04)

A)	To adjust the par value of the stock outstanding on December 31, 2024 on a pre-split basis of 155,648,705 shares outstanding to 3,981,218 on a post-split basis.
B)	To adjust the par value of the stock outstanding on December 31, 2023 on a pre-split basis of 153,148,705 shares outstanding to 3,828,718 on a post-split basis.

Additionally, on a post-split adjusted basis the Company would have 231,355 SARs and 40,062 warrants with a weighted average exercise of $13.20 and $1.60, respectively, outstanding convertible into shares of common stock at December 31, 2024.

In February 2025, the Company entered into a new operating lease for its corporate headquarters for a non-cancelable term of two years. The lease calls for monthly fixed payments of $3,514 increasing 3% annually.

