Form 10-Q
period 2025-03-31
KwikClick, Inc.
filed 2025-05-15
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56349

KwikClick, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

95-4463033

(I.R.S. Employer Identification No.)

585 West 500 South, Suite 200

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

As of May 15, 2025 the issuer had 155,648,705 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$39,758	$192,996
Accounts receivable, net	26,564	32,278
Total current assets	66,322	225,274

Other receivable	77,734	44,753
Equipment, net	750	1,027
Intellectual property, net	1,258,127	1,280,688
Right of use asset	71,969	–
Security deposit	3,700	–
Total assets	$1,478,602	$1,551,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$598,261	$781,388
Accrued expenses	134,110	96,210
Lease obligation	37,193	–
Deferred revenue	30,000	–
Related party loans	2,905,654	2,842,982
Total current liabilities	3,705,218	3,720,580
Long-term liabilities:
Lease obligation, net of current portion	34,881	–
Total liabilities	3,740,099	3,720,580

Stockholders' deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 400,000,000 shares authorized; 155,648,705 shares issued and outstanding	15,566	15,566
Additional paid-in-capital	10,174,659	10,174,550
Accumulated deficit	(12,451,722)	(12,358,954)
Total stockholders' deficit	(2,261,497)	(2,168,838)
Total liabilities and stockholders' deficit	$1,478,602	$1,551,742

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues:
Brand services	$25,845	$30,891
Custom design services	181,025	–
Net revenue	206,870	30,891

Operating costs and expenses:
Cost of Sales	69,023	1,765
Management and payroll	138,979	514,419
Research and development	29,751	86,917
General and administrative	146,740	146,955
Total operating costs and expenses	384,493	750,056

Other income (expense)
Interest expense - related party	(62,672)	(47,211)
Gain on liability settlement	147,527	30,000
Loss before income taxes	(92,768)	(736,376)
Provision for income taxes	–	–

Net loss	$(92,768)	$(736,376)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	155,648,705	153,148,705

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	155,648,705	$15,566	$10,174,550	$(12,358,954)	$(2,168,838)
Stock based compensation	–	–	109	–	109
Net Loss	–	–	–	(92,768)	(92,768)
Balance March 31, 2025	155,648,705	$15,566	$10,174,659	$(12,451,722)	$(2,261,497)

Balance December 31, 2023	153,148,705	$15,316	$9,113,260	$(10,402,530)	$(1,273,954)
Stock based compensation	–	–	406,772	–	406,772
Net loss	–	–	–	(736,376)	(736,376)
Balance March 31, 2024	153,148,705	$15,316	$9,520,032	$(11,138,906)	$(1,603,558)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(92,768)	$(736,376)
Depreciation and amortization	22,838	23,490
Amortization of right-to-use assets	5,919	–
Stock based compensation	109	406,772
Gain on liability settlement	(147,527)	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	5,714	2,460
Other receivable	(32,981)	–
Security deposit	(3,700)	–
Accounts payable	(35,600)	(103,439)
Accrued expenses	37,900	(27,244)
Lease obligation	(5,814)	(304)
Deferred revenue	30,000	–
Accrued interest - related party	62,672	46,391
Net cash used in operating activities	(153,238)	(418,250)

Cash flows from financing activities:
Proceeds from shareholders loans	–	384,089
Net cash provided by financing activities	–	384,089

Net decrease in cash and cash equivalents	(153,238)	(34,161)
Cash and cash equivalents at beginning of period	192,996	64,186
Cash and cash equivalents at end of period	$39,758	$30,025

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$77,888	$–

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS

KwikClick, Inc., (the “Company” or “Kwik”) was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its Kwik business operations to allow sellers to make products or services available on the Kwik platform, at Kwik.com, offering a self-determined incentive budget on goods or services in exchange for exposure and substantially increased sales volume. Kwik is a social interaction, selling, referral, and loyalty rewards software platform.

Going Concern

Since the commencement of the Kwik platform, the Company has accumulated deficits; experienced negative operating cash flows; and has a working capital deficit. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Kwik LLC. Intercompany transactions and balances have been eliminated in consolidation.

Segments

The Company has one reportable operating segment.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of March 31, 2025 or December 31, 2024.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of March 31, 2025, the Company had approximately 9,254,000 stock appreciation rights (“SARs”) and approximately 1,602,000 warrants outstanding and exercisable into shares of common stock that were potentially dilutive.

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

Revenue is measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, promotional discounts, and rebates. Revenue excludes any amounts collected on behalf of third parties and indirect taxes.

A description of the Company’s revenue generating activities is as follows:

Third-Party Seller Services (Brand Services Revenue):

The Company offers programs that provide sellers a software platform to sell their products. For some contracts, the Company provides payment processing and order fulfillment facilitation. The Company is not the seller of record in these transactions and does not carry any of the seller’s inventory. The Company’s revenue is based on a percentage of the transaction value between the third-party seller and buyer and can be subject to minimum monthly fees.

The Company generally determines stand-alone revenue based on a percentage of the prices charged by the seller to deliver products sold. The commissions and any related fulfillment, shipping, and transaction processing fees the Company earns from these arrangements are recognized when the services are rendered, which is generally when the transaction is processed on the Company’s software platform as that is the point-in-time the promise to facilitate the transaction has been completed. It is the responsibility of the third-party seller to ship products to the buyer.

Custom Design Services

The Company provides custom-brand programming services in which it builds features for the third-party sellers. Such services often include building a shopping cart integration, revised or updated affiliate commission tracking system, and reporting functionality. These custom programming features, when built by the Company, are designed to integrate into the Company’s software platform. The Company has determined custom design services are distinct in the context of the contract as the customer can benefit from the custom design services on its own as the features do not require the Company’s software platform for the customer to derive value, and they are separately identifiable promises in the contract. These custom design services are performed over a specified term for a fixed monthly fee. Revenue under these arrangements is recognized ratably over the custom design period, which generally is the contract term. Additionally, the customer simultaneously receives and consumes the benefit provided by the Company as the performance of the custom design services enhances and/or creates assets that the customer controls, while the assets are being enhanced or created – i.e. the features enhanced or created by the Company (e.g. shopping cart integration, revised or updated affiliate commission tracking system, and reporting functionality) are built into the customer’s existing IT infrastructure for ongoing use without the Company’s required ongoing involvement or its software platform.

Contract Assets

The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue. The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Deferred revenue is for sales where the right to payment exists or payment has been received, but control has not been transferred.

The beginning and ending contract balances were as follows:

	March 31, 2025	December 31, 2024	December 31, 2023

Accounts receivable	$26,564	$32,278	$16,503
Deferred revenue	30,000	–	–

Cost to Obtain Revenue Contracts

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the period of benefit, which has been determined to be the contract term. During the three months ended March 31, 2025 and 2024 the Company did not incur material sales commissions.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements, Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company adopted this ASU on a prospective basis effective January 1, 2025 and there was not a material impact to the Company’s financial statements.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s related party loans consist of the following:

	March 31, 2025	December 31, 2024
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,541,677	$2,541,677
Accrued interest	363,977	301,305
Total related party loans	$2,905,654	$2,842,982

During the three months ended March 31, 2025 and 2024, the Company recognized total interest expense of $62,672 and $47,211, respectively.

NOTE 4. STOCKHOLDERS' DEFICIT

The Company did not issue any equity or equity-linked instruments during the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation totaling $109 and $406,772, respectively. All previously issued equity and equity-linked awards were fully vested as of March 31, 2025. As of March 31, 2025, the outstanding equity awards, consisting of 9,254,205 SARs and 1,602,470 warrants had a weighted average remaining contractual term of approximately six years.

As of March 31, 2025, the Company has committed 10,856,675 shares of stock for the fulfillment of the all of its outstanding equity and equity-linked awards.

NOTE 5. OPERATING LEASE

On February 1, 2025, the Company entered into an operating lease for its Bountiful, Utah corporate headquarters under a non-cancellable lease arrangement. The operating lease, which expires in January 2028, calls for base monthly payments on an escalating basis ranging from $3,514 to $3,728. The Company estimated the lease liability associated with the corporate headquarters operating lease using a discount rate of 10% per annum. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date of February 1, 2025.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$31,628
2026	43,332
2027	3,620
Total undiscounted cash payments	78,580
Less imputed interest	(6,506)
Present value of payments	$72,074

The Company recognized lease expense associated with its non-cancelable operating lease totaling $5,946 and $18,043 for the three months ended March 31, 2025 and 2024, respectively. The remaining term of the Company’s operating lease as of March 31, 2025, was 22 months.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.3 million at March 31, 2025 and may be forced to discontinue its on-going fee-based sales platform. The litigation has been delayed and an estimate of a reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the three months ended March 31, 2025.

NOTE 7. SEGMENT INFORMATION

The Company has one reportable and operating segment which provides customers the platform to sell their products or services. The accounting policies of this operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is its President and CEO.

The CODM’s measure of segment profit or loss is net income or loss. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, one US-based customer provided all the custom design services revenue recognized during the three months ended March 31, 2025. No other material revenue was recognized from a single customer for the three months ended March 31, 2025 and 2024.

In addition to the significant expense categories included within net income or loss presented on the Company's condensed consolidated statements of operations, the following is disaggregated research and development expenses for the three months ended March 31:

	2025	2024
Platform coding and development	$16,063	$82,636
Other third-party engineering	13,688	4,281
Total research and development expense	$29,751	$86,917

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. All the Company's long-lived assets are located in the United States. The Company does not have intra-entity sales or transfers.

NOTE 8. REVERSE STOCK SPLIT

On March 5, 2025, by consent of approximately 54.83% of its outstanding voting stock, the Company’s Certificate of Incorporation was amended to reduce the number of shares of common stock authorized for issuance from 400,000,000 to 50,000,000 with no adjustment to the par value of $0.0001 per share. In conjunction with the Amendment, the shareholders approved recapitalization plan involving a reverse stock split on a 1-for-40 basis, whereby shareholders will receive one share of Common Stock for every 40 shares currently held. The reverse split is to be effected no later than December 31, 2025. Fractional shares will not be issued in connection with the reverse split; any fractional shares will be rounded down to the nearest whole share. As of March 31, 2025, the reverse stock split had been approved by shareholders, but not yet effected.

The following provides an unaudited pro forma presentation of the impact of the approved 1-for-40 reverse stock split as if it had taken place at the beginning of the earliest period presented in the accompanying consolidated financial statements:

	March 31, 2025				December 31, 2024
	As Reported	Pro Forma Adjustment		Unaudited Pro Forma	As Reported	Pro Forma Adjustment		Unaudited Pro Forma

Balance Sheets:
Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	$–	$–		$–	$–	$–		$–
Common stock, $0.0001 par value; 400,000,000 shares authorized pre-reverse split; 50,000,000 shares authorized post-split	15,566	(15,177)	A	389	15,566	(15,177)	A	389
Additional paid-in-capital	10,174,659	15,177	A	10,189,836	10,174,550	15,177	A	10,189,727
Accumulated deficit	(12,451,722)			(12,451,722)	(12,358,954)			(12,358,954)
Total stockholders' deficit	$(2,261,497)			$(2,261,497)	$(2,168,838)			$(2,168,838)

A)	To adjust the par value of the stock outstanding on March 31, 2025 and December 31, 2024 on a pre-split basis of 155,648,705 shares outstanding to 3,891,218 on a post-split basis.

	March 31, 2025			March 31, 2024
	As Reported	Pro Forma Adjustment	Unaudited Pro Forma	As Reported	Pro Forma Adjustment	Unaudited Pro Forma

Statements of Operations:
Net loss	$(92,768)	$–	$(92,768)	$(736,376)	$–	$(736,376)
Weighted average shares outstanding - basic and diluted	155,648,705	(151,757,487)	3,891,218	153,148,705	(149,319,987)	3,828,718
Basic and diluted loss per share	$(0.00)		$(0.02)	$(0.00)		$(0.19)

Additionally, on a post-split adjusted basis the Company would have 231,355 SARs and 40,062 warrants with a weighted average exercise of $13.20 and $1.60, respectively, outstanding convertible into shares of common stock at March 31, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in our annual report on Form 10-K filed with the SEC on March 31, 2025, that can be read at www.sec.gov.

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

Overview

The Company was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its Kwik business operations to allow sellers to make products or services available on the Kwik platform, at Kwik.com, offering a self-determined incentive budget on goods or services in exchange for exposure and substantially increased sales volume. Kwik is a social interaction, selling, and referral software platform.  Stores and manufacturers (“Brands”) wishing to promote their products or services on the Kwik software platform are connected to promoters, influencers, and customers. When the Brand is paid for the consumer purchases through the Kwik platform, the Brand pays an incentive budget to Kwik. Kwik receives the entire incentive budget as revenue for generating the sales through its platform, and recognizes cost of sales upon calculation and payment of the commissions paid to the wave of affiliates.

Comparison of operations for the Three Months ended March 31, 2025 and March 31, 2024

Revenues

During the three months ended March 31, 2025 and 2024, we recognized net revenues of $206,870 and $30,891, respectively. The $175,979 increase is primarily the result of the expansion of our custom design services in which we build custom software features for customers that is generally part of embedding our transaction platform into a customer’s website. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $67,258 to $69,023 for the three months ended March 31, 2025 as compared to $1,765 for the three months ended March 31, 2024. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform is currently unpredictable.

Other Operating Expenses

During the three months ended March 31, 2025 and 2024, we incurred total other operating expenses of $315,470 and $748,291 respectively. The majority of the $432,821 decrease resulted from non-recurring stock-based compensation of $406,772 recognized in the three months ended March 31, 2024. Additionally, we have reduced our research and development costs as we have been able to focus on implementing and operating our software platform.

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

Other Income (Expense)

During the three months ended March 31, 2025, the Company negotiated settlements with previous brands surrounding previously accrued commissions payable on their behalf for no additional consideration resulting in a gain on settlement totaling $147,527 ($30,000 for similarly settled vendor obligations for the three months ended March 31, 2024). We do not expect these settlements to occur on a frequent basis in the future.

Other income was offset by an increase in related party interest to $62,672 from $47,211. The increase was the result of continued compounding (at a rate of 10% per annum) of our unpaid related party loan outstanding. If we are successful in increasing our customer base, we do not expect an increase the principal balance of the loan over the next twelve months.

Liquidity and capital resources

At March 31, 2025, we had a working capital deficit of $3,638,896. Approximately 78% of our liabilities as of March 31, 2025 are due to our founder, majority shareholder, and CEO Mr. Fred Cooper under a note payable arrangement carrying an interest rate of 10% per annum. Mr. Cooper has informally agreed to defer repayment of the note until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Critical Accounting Estimates

There has been no change in our critical accounting estimates from those disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There has been no change in our legal proceedings as disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 31, 2025, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: May 15, 2025

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: May 15, 2025

