Form 10-Q
period 2025-06-30
KwikClick, Inc.
filed 2025-08-14
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2025

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

As of August 14, 2025 the issuer had 3,892,960 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,080	$192,996
Accounts receivable, net	80,596	32,278
Other receivable	40,178	44,753
Total current assets	177,854	270,027

Equipment, net	473	1,027
Intellectual property, net	1,203,260	1,280,688
Right of use asset	62,908	–
Security deposit	3,700	–
Total assets	$1,448,195	$1,551,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$543,361	$781,388
Accrued expenses	134,369	96,210
Lease obligation	38,453	–
Deferred revenue	85,000	–
Related party loans	3,062,358	2,842,982
Total current liabilities	3,863,541	3,720,580
Long-term liabilities:
Lease obligation, net of current portion	24,719	–
Total liabilities	3,888,260	3,720,580

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized and 3,892,960 and 3,891,648 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	389	389
Additional paid-in-capital	10,258,311	10,189,727
Accumulated deficit	(12,698,765)	(12,358,954)
Total stockholders' deficit	(2,440,065)	(2,168,838)
Total liabilities and stockholders' deficit	$1,448,195	$1,551,742

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
Brand services	$27,210	$13,146	$53,055	$44,037
Custom design services	204,500	–	385,525	–
Net revenue	231,710	13,146	438,580	44,037

Operating costs and expenses:
Cost of sales	88,538	8,144	157,561	9,909
Management and payroll	142,039	102,039	281,018	616,458
Research and development	24,958	76,519	54,709	163,436
Loss on abandonment of long-lived assets	32,306	–	32,306	2,700
General and administrative	126,018	110,258	272,758	254,513
Total operating costs and expenses	413,859	296,960	798,352	1,047,016

Other income (expense)
Interest expense - related party	(64,704)	(54,532)	(127,376)	(100,923)
Interest expense - other	(190)	(593)	(190)	(1,413)
Gain on liability settlement	–	–	147,527	30,000
Total other income (expense)	(64,894)	(55,125)	19,961	(72,336)
Loss before income taxes	(247,043)	(338,939)	(339,811)	(1,075,315)
Provision for income taxes	–	–	–	–

Net loss	$(247,043)	$(338,939)	$(339,811)	$(1,075,315)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.09)	$(0.28)

Weighted average shares outstanding - basic and diluted	3,892,095	3,828,718	3,891,873	3,828,718

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	3,891,648	$389	$10,189,727	$(12,358,954)	$(2,168,838)
Stock-based compensation	–	–	109	–	109
Net Loss	–	–	–	(92,768)	(92,768)
Balance March 31, 2025	3,891,648	389	10,189,836	(12,451,722)	(2,261,497)
Stock-based compensation	–	–	7,949	–	7,949
Issuance of common stock for warrants exercised	1,312	–	526	–	526
SARs issued to settle accrued compensation	–	–	60,000	–	60,000
Net Loss	–	–	–	(247,043)	(247,043)
Balance June 30, 2025	3,892,960	$389	$10,258,311	$(12,698,765)	$(2,440,065)

Balance December 31, 2023	3,828,718	$383	$9,128,193	$(10,402,530)	$(1,273,954)
Stock-based compensation	–	–	406,772	–	406,772
Net Loss	–	–	–	(736,376)	(736,376)
Balance March, 2024	3,828,718	383	9,534,965	(11,138,906)	(1,603,558)
Stock-based compensation	–	–	1,086	–	1,086
Net loss	–	–	–	(338,939)	(338,939)
Balance June 30, 2024	3,828,718	$383	$9,536,051	$(11,477,845)	$(1,941,411)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(339,811)	$(1,075,315)
Depreciation and amortization	45,676	46,981
Amortization of right-to-use assets	14,980	–
Stock-based compensation	8,058	407,858
Gain on liability settlement	(147,527)	(30,000)
Loss on abandonment of long-lived assets	32,306	2,700
Changes in operating assets and liabilities:
Accounts receivable	(48,318)	2,238
Other receivable	4,575	–
Security deposit	(3,700)	–
Accounts payable	(90,500)	(130,039)
Accrued expenses	98,159	(8,858)
Lease obligation	(14,716)	(763)
Deferred revenue	85,000	–
Accrued interest	127,376	100,923
Net cash used in operating activities	(228,442)	(684,275)

Cash flows from financing activities:
Proceeds from shareholders loans	92,000	651,272
Proceeds from exercise of common stock warrants	526	–
Net cash provided by financing activities	92,526	651,272

Net decrease in cash and cash equivalents	(135,916)	(33,003)
Cash and cash equivalents at beginning of period	192,996	64,186
Cash and cash equivalents at end of period	$57,080	$31,183

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$190	$1,413

Supplemental disclosure of non-cash investing and financing activities:
SARs issued to settle accrued compensation	$60,000	$–
Right-of-use assets obtained in exchange for operating lease liabilities	$77,888	$–

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Reclassifications

Certain amounts in the 2024 condensed consolidated balance sheet have been reclassified to conform with the current period presentation.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of June 30, 2025, the Company had approximately 257,000 stock appreciation rights (“SARs”) and approximately 44,000 warrants outstanding and exercisable into shares of common stock that were potentially dilutive.

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

Contract Assets

The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue. The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets) and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. Deferred revenue is for sales where the right to payment exists or payment has been received, but control has not been transferred.

The beginning and ending contract balances were as follows:

	June 30, 2025	December 31, 2024	December 31, 2023

Accounts receivable	$80,596	$32,278	$16,503
Deferred revenue	$85,000	$–	$–

Cost to Obtain Revenue Contracts

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the period of benefit, which has been determined to be the contract term. During the six months ended June 30, 2025 and 2024, the Company did not incur material sales commissions.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements, Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company adopted this ASU on a prospective basis effective January 1, 2025 and there was not a material impact to the Company’s condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements, Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU on its condensed consolidated financial statements and related disclosures.

On November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2026, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on its condensed consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (ASC Topic 718) and Revenue from Contracts with Customers (ASC Topic 606), which clarifies the accounting for share-based payments granted to customers, including classification of performance conditions, treatment of forfeitures, and application of the variable consideration constraint. The guidance will first be effective in annual disclosures for the year ending December 31, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company has not granted any share-based payments to customers. As such, the Company does not expect ASU 2025-04 to have a material impact on the condensed consolidated financial statements or related disclosures.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s related party loans consist of the following:

	June 30, 2025	December 31, 2024
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,633,677	$2,541,677
Accrued interest	428,681	301,305
Total related party loans	$3,062,358	$2,842,982

During the three and six months ended June 30, 2025, the Company recognized interest expense of $64,704 and $127,376, respectively. During the three and six months ended June 30, 2024, the Company recognized interest expense of $54,532 and $100,923, respectively.

NOTE 4. STOCKHOLDERS' DEFICIT

Stock Based Compensation

Stock Appreciation Rights

During the three and six months ended June 30, 2025, the Company issued 25,891 stock appreciation rights (“SARs”), of which 24,641 were fully vested to settle compensation due to an employee totaling $60,000. As of June 30, 2025, 255,999 SARs were fully vested, and the Company expects to recognize $1,156 of compensation expense over the next three months associated with the vesting of these 2025 issued 1,250 outstanding SARs not vested.

The Company estimated the fair value of the SARs on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; exercise prices ranging from $1.75 to $2.86 per share; expected volatility of approximately 89.3%; the contractual term of seven years; and a risk-free interest rate ranging from 4% to 4.2%.

A summary of the stock appreciation rights activity is as follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	Appreciation	Average	Contractual
	Rights	Exercise Price	Term (Years)
Outstanding at January 1, 2025	231,358	$13.20	6.21
Granted	25,891	2.40
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at June 30, 2025	257,249	$12.15	5.72
Exercisable at June 30 2025	255,999	$12.21	5.71

Warrants

During the three and six months ended June 30, 2025, the Company issued 6,250 fully vested warrants to purchase shares of common stock at an exercise price of $2.60 per share for a term of 2.9 years. All previously issued warrants were fully vested as of June 30, 2025.

The Company estimated the fair value of the warrants on the grant date using a Black-Scholes options pricing model using the quoted market price on the grant date; an exercise price of $2.60 per share; expected volatility of approximately 87.3%; the contractual term of 2.9 years; and a risk-free interest rate of 4.31%.

A summary of the common stock warrant activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Warrants	Exercise Price	Term (Years)
Outstanding at January 1, 2025	40,062	$1.52	6.6
Granted	6,250	2.60
Exercised	(1,312)	–
Forfeited, cancelled or expired	(1,250)	–
Outstanding at June 30, 2025	43,750	$1.74	5.86
Exercisable at June 30 2025	43,750	$1.74	5.86

For the three months ended June 30, 2025 and 2024, the Company recognized stock-based compensation totaling $7,949 and $1,086, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation totaling $8,058 and $407,858, respectively.

As of June 30, 2025, the Company has committed 300,999   shares of stock for the fulfillment of the all of its outstanding equity and equity-linked awards.

NOTE 5. OPERATING LEASE

On February 1, 2025, the Company entered into an operating lease for its Bountiful, Utah corporate headquarters under a non-cancellable lease arrangement. The operating lease, which expires in January 2027, calls for base monthly payments on an escalating basis ranging from $3,514 to $3,728. The Company estimated the lease liability associated with the corporate headquarters operating lease using a discount rate of 10% per annum. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date of February 1, 2025.

The following table summarizes the Company’s future undiscounted cash payment obligations for each calendar year as of June 30, 2025, for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$21,086
2026	43,332
2027	3,620
Total undiscounted cash payments	68,038
Less imputed interest	(4,866)
Present value of payments	$63,172

For the three months ended June 30, 2025 and 2024, the Company recognized lease expense associated with its non-cancelable operating lease totaling $12,701 and $18,180, respectively, and is included in general and administrative expenses . For the six months ended June 30, 2025 and 2024, the Company recognized lease expense associated with its non-cancelable operating lease totaling $18,647 and $36,223, respectively, and is included in general and administrative expenses. The remaining term of the Company’s operating lease as of June 30, 2025, was 19 months.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On May 31, 2023, NAI Liquidation Trust, the successor in interest to the defunct NewAge, Inc. (NewAge) by and through its Liquidation Trustee, Steven Balasiano, filed an adversary proceeding against the Company in the NewAge Chapter 11 bankruptcy case (Delaware Case #22-10819). The Company licensed some of its technology to NewAge pursuant to a license agreement that started in September 2021 and terminated in late 2022. A prior adversarial action was brought by NewAge in the same bankruptcy case but was never served and was dismissed on June 1, 2023. Like the prior dismissed action, NAI Liquidation Trust contends that they are the rightful owner of KwikClick’s intellectual property. NAI Liquidation Trust brings several causes of action related to that contention.

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.2 million at June 30, 2025 and may be forced to discontinue its on-going fee-based sales platform. The litigation has been delayed and an estimate of a reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying condensed consolidated statements of financial position, results of operations, or cash flows as of and for the three and six months ended June 30, 2025.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to June 30, 2025, Mr. Fred W. Cooper, Chairman and CEO, provided additional working capital advances totaling $40,000 to the Company. The principal balance of working capital advances through August 14, 2025 totaled $2,673,677. These advances bear interest of 10% per annum and are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

NOTE 8. SEGMENT INFORMATION

The Company has one reportable and operating segment which provides customers the platform to sell their products or services. The accounting policies of this operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is its President and CEO.

The CODM’s measure of segment profit or loss is net income or loss. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, one US-based customer provided the majority of the custom design services revenue recognized during the three and six months ended June 30, 2025. No other material revenue was recognized from a single customer for the three month and six ended June 30, 2025 and 2024.

In addition to the significant expense categories included within net income or loss presented on the Company's condensed consolidated statements of operations, the following is disaggregated research and development expenses for the three months ended June 30:

	2025	2024
Platform coding and development	$13,538	$63,641
Other third-party engineering	11,420	12,878
Total research and development expense	$24,958	$76,519

The following is disaggregated research and development expenses for the six months ended June 30:

	2025	2024
Platform coding and development	$29,601	$146,277
Other third-party engineering	25,108	17,159
Total research and development expense	$54,709	$163,436

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. All the Company's long-lived assets are located in the United States. The Company does not have intra-entity sales or transfers.

NOTE 9. REVERSE STOCK SPLIT

On June 26, 2025, the Company effected a one-for-forty (1:40) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock (including authorized shares) and equity-linked awards for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted shares. The reverse stock split did not impact the total stockholders’ deficit or the par value per share. Any fractional shares resulting from the reverse split were rounded up to the nearest whole share.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in our annual report on Form 10-K filed with the SEC on June 30, 2025, that can be read at www.sec.gov.

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

Comparison of operations for the Three Months ended June 30, 2025 and June 30, 2024

Revenues

During the three months ended June 30, 2025 and 2024, we recognized net revenues of $231,710 and $13,146, respectively. The $218,564 increase is primarily the result of the expansion of our custom design services in which we build custom software features for customers that is generally done in addition to embedding our transaction platform into a customer’s website. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $80,394 to $88,538 for the three months ended June, 2025 as compared to $8,144 for the three months ended June 30, 2024. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform is currently unpredictable.

Other Operating Expenses

During the three months ended June 30, 2025 and 2024, we incurred total other operating expenses of $325,321 and $288,816 respectively. The majority of the $36,505 increase resulted from non-recurring loss on abandonment of long-lived assets of $32,306 recognized in the three months ended June 30, 2025.

Other Income (Expense)

During the three months ended June 30, 2025, other expenses increased by $9,769 to $64,894 from $55,125. The increase was the result of continued compounding (at a rate of 10% per annum) of our unpaid related party loan outstanding. If we are successful in increasing our customer base, we do not expect an increase the principal balance of the loan over the next twelve months.

Comparison of operations for the Six Months ended June 30, 2025 and June 30, 2024

Revenues

During the six months ended June 30, 2025 and 2024, we recognized net revenues of $438,580 and $44,037, respectively. The $394,543 increase is primarily the result of the expansion of our custom design services in which we build custom software features for customers that is generally done in addition to  embedding our transaction platform into a customer’s website. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $147,652 to $157,561 for the six months ended June, 2025 as compared to $9,909 for the six months ended June 30, 2024. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform is currently unpredictable.

Other Operating Expenses

During the six months ended June 30, 2025 and 2024, we incurred total other operating expenses of $640,791 and $1,037,107 respectively. The majority of the $396,316 decrease resulted from non-recurring stock-based compensation of $407,858 recognized in the six months ended June 30, 2024.

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

Other Income (Expense)

During the six months ended June 30, 2025, the Company negotiated settlements with previous brands surrounding previously accrued commissions payable on their behalf for no additional consideration resulting in a gain on settlement totaling $147,527 ($30,000 for similarly settled vendor obligations for the six months ended June 30, 2024). We do not expect these settlements to occur on a frequent basis in the future.

Other income was offset by an increase in related party interest to $127,376 from $100,923. The increase was the result of continued compounding (at a rate of 10% per annum) of our unpaid related party loan outstanding. If we are successful in increasing our customer base, we do not expect an increase the principal balance of the loan over the next twelve months.

Liquidity and capital resources

At June 30, 2025, we had a working capital deficit of $3,685,687. Approximately 79% of our liabilities as of June 30, 2025 are due to our founder, majority shareholder, and CEO Mr. Fred Cooper under a note payable arrangement carrying an interest rate of 10% per annum. Mr. Cooper has informally agreed to defer repayment of the note until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2025, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: August 14, 2025

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: August 14, 2025

