Form 10-Q
period 2025-09-30
KwikClick, Inc.
filed 2025-11-14
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2025

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

As of November 14, 2025 the issuer had 3,892,960 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$41,941	$192,996
Accounts receivable, net	38,231	32,278
Costs capitalized to obtain revenue contracts	43,355	–
Prepaid expenses	35,315	–
Other receivable	48,997	44,753
Total current assets	207,839	270,027

Equipment, net	196	1,027
Intellectual property, net	1,198,820	1,280,688
Right-of-use asset	53,623	–
Security deposit	3,700	–
Total assets	$1,464,178	$1,551,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$509,315	$781,388
Accrued expenses	177,537	96,210
Operating lease liability	39,744	–
Deferred revenue	27,500	–
Related-party loans	3,274,826	2,842,982
Total current liabilities	4,028,922	3,720,580
Long-term liabilities:
Operating lease liability, net of current portion	14,300	–
Total liabilities	4,043,222	3,720,580

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized and 3,892,960 and 3,891,648 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	389	389
Additional paid-in capital	10,405,395	10,189,727
Accumulated deficit	(12,984,828)	(12,358,954)
Total stockholders' deficit	(2,579,044)	(2,168,838)
Total liabilities and stockholders' deficit	$1,464,178	$1,551,742

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues:
Brand services	$67,497	$28,032	$118,577	$69,569
Custom design services	175,000	4,500	562,500	7,000
Net revenue	242,497	32,532	681,077	76,569

Operating costs and expenses:
Cost of sales	106,043	31,970	263,604	62,747
Management and payroll	228,053	100,163	509,071	716,622
Research and development	11,632	81,025	66,341	242,651
Loss on abandonment of long-lived assets	–	–	32,306	2,700
General and administrative	115,364	125,109	388,122	360,563
Total operating costs and expenses	461,092	338,267	1,259,444	1,385,283

Other income (expense)
Interest expense - related party	(67,468)	(62,278)	(194,844)	(163,201)
Interest expense - other	–	(565)	(190)	(1,978)
Gain on liability settlement	–	–	147,527	30,000
Total other income (expense)	(67,468)	(62,843)	(47,507)	(135,179)
Loss before income taxes	(286,063)	(368,578)	(625,874)	(1,443,893)
Provision for income taxes	–	–	–	–

Net loss	$(286,063)	$(368,578)	$(625,874)	$(1,443,893)

Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.16)	$(0.38)

Weighted average shares outstanding - basic and diluted	3,892,960	3,842,385	3,892,239	3,833,280

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	3,891,648	$389	$10,189,727	$(12,358,954)	$(2,168,838)
Stock-based compensation	–	–	109	–	109
Net Loss	–	–	–	(92,768)	(92,768)
Balance March 31, 2025	3,891,648	$389	$10,189,836	$(12,451,722	$(2,261,497)
Stock-based compensation	–	–	7,949	–	7,949
Issuance of common stock for warrants exercised	1,312	–	526	–	526
SARs issued to settle accrued compensation	–	–	60,000	–	60,000
Net Loss	–	–	–	(247,043)	(247,043)
Balance June 30, 2025	3,892,960	$389	$10,258,311	$(12,698,765)	$(2,440,065)
Stock-based compensation	–	–	73,729	–	73,729
SARs issued to settle accrued compensation	–	–	30,000	–	30,000
Warrants issued for services	–	–	43,355	–	43,355
Net Loss	–	–	–	(286,063	(286,063)
Balance September 30, 2025	3,892,960	$389	$10,405,395	$(12,984,828)	$(2,579,044)

Balance December 31, 2023	3,828,718	$383	$9,128,193	$(10,402,530	$(1,273,954)
Stock-based compensation	–	–	406,772	–	406,772
Net Loss	–	–	–	(736,376)	(736,376)
Balance March 31, 2024	3,828,718	$383	$9,534,965	$(11,138,906)	$(1,603,558)
Stock-based compensation	–	–	1,086	–	1,086
Net loss	–	–	–	(338,939)	(338,939)
Balance June 30, 2024	3,828,718	$383	$9,536,051	$(11,477,845)	$(1,941,411)
SARs issued for services	–	–	562	–	562
Issuance of Common Stock	62,500	6	499,994	–	500,000
Net Loss	–	–	–	(368,578	(368,578)
Balance September 30, 2024	3,891,218	$389	$10,036,607	$(11,846,423)	$(1,809,427)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(625,874)	$(1,443,893)
Depreciation and amortization	67,893	70,472
Amortization of right-of-use asset	24,265	–
Stock-based compensation	81,787	408,420
Gain on liability settlement	(147,527)	(30,000)
Loss on abandonment of long-lived assets	32,306	2,700
Changes in operating assets and liabilities:
Accounts receivable	(5,953)	(9,014)
Other receivable	(4,244)	(27,553)
Prepaid expenses	(35,315)	–
Security deposit	(3,700)	–
Accounts payable	(124,546)	(30,871)
Accrued expenses	171,327	(27,551)
Operating lease liability	(23,844)	(1,221)
Deferred revenue	27,500	–
Accrued interest added to related-party loans	194,844	89,161
Net cash used in operating activities	(371,081)	(999,350)

Cash flows from investing activities:
Purchase of intellectual property	(17,500)	–
Net cash used in investing activities	(17,500)	–

Cash flows from financing activities:
Proceeds from shareholders loans	237,000	861,272
Proceeds from exercise of common stock warrants	526	–
Proceeds from issuance of common stock	–	500,000
Net cash provided by financing activities	237,526	1,361,272

Net (decrease) increase in cash and cash equivalents	(151,055)	361,922
Cash and cash equivalents at beginning of period	192,996	64,186
Cash and cash equivalents at end of period	$41,941	$426,108

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$190	$1,978

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued for services to obtain revenue contract	$43,355	$–
SARs issued to settle accrued compensation	$90,000	$–
Right-of-use asset obtained in exchange for operating lease liability	$77,888	$–

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Reclassifications

Certain amounts in the 2024 condensed consolidated balance sheet and condensed consolidated statement of operations have been reclassified to conform with the current period presentation.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of September 30, 2025, the Company had approximately 307,000 stock appreciation rights (“SARs”) and approximately 69,000 warrants outstanding and exercisable into shares of common stock that were potentially dilutive.

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

A description of the Company’s revenue generating activities is as follows:

Third-Party Seller Services (Brand Services Revenue):

The Company offers programs that provide sellers a software platform to sell their products. For some contracts the Company provides payment processing and order fulfillment facilitation. The Company is not the seller of record in these transactions and acts as an agent in the facilitation of the transaction, recognizing the net revenue as our processing fee. For other contracts, the Company provides a more robust promotional and campaign management service whereby the Company controls discounts, rebates, commission rates and cross-selling features to the seller. Under this arrangement the Company invoices for the “incentive budget” from which these services are funded and for which the Company recognizes gross revenue acting as principal in this transaction.

The Company generally determines stand-alone revenue based on a percentage of the prices charged by the seller to deliver products sold. The commissions and any related fulfillment, shipping, and transaction processing fees the Company earns from these arrangements are recognized when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier or to the product purchaser. The Company generally does not incur material costs in obtaining third party seller contracts.

Custom Design Services

The Company provides custom-brand programming services in which it builds features for the third-party sellers. Such services often include building a shopping cart integration, revised or updated affiliate commission tracking system, and reporting functionality. These custom programming features, when built by the Company, are designed to integrate into the Company’s software platform; however, the custom design features can be used without the Company’s platform. The Company has determined custom design services are distinct in the context of the contract as the customer can benefit from the custom design services on its own as the features do not require the Company’s software platform for the customer to derive value, and they are separately identifiable promises in the contract. These custom design services are performed over a specified term for a fixed monthly fee. Revenue under these arrangements is recognized ratably over the custom design period, which generally is the contract term. Additionally, the customer simultaneously receives and consumes the benefit provided by the Company as the performance of the custom design services enhances and/or creates assets that the customer controls, while the assets are being enhanced or created – i.e. the features enhanced or created by the Company (e.g. shopping cart integration, revised or updated affiliate commission tracking system, and reporting functionality) are built into the customer’s existing IT infrastructure for ongoing use without the Company’s required ongoing involvement or its software platform.

Contract Assets and Contract Liabilities

The Company records any amounts due or payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue. The timing of revenue recognition, billings and cash collections results in billed accounts receivable (contract assets) and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. Deferred revenue is for sales where the right to payment exists or payment has been received, but control has not been transferred.

The beginning and ending contract balances were as follows:

	September 30, 2025	December 31, 2024	December 31, 2023

Accounts receivable	$38,231	$32,278	$16,503
Deferred revenue	$27,500	$–	$–

Cost to Obtain Revenue Contracts

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the period of benefit, which has been determined to be the contract term. During the three and nine months ended September 30, 2025, the Company capitalized the fair value of a warrant issued in connection with securing a new customer contract of $43,355. During the three and nine months ended September 30, 2024, no material sales commissions or other forms of compensation were paid in connection with the acquisition of customer contracts.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements, Adopted

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s related party loans consist of the following:

	September 30, 2025	December 31, 2024
Related party note payable with a nominal interest rate of 10% per annum due on demand	$2,778,677	$2,541,677
Accrued interest	496,149	301,305
Total related party loans	$3,274,826	$2,842,982

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $67,468 and $194,844, respectively. During the three and nine months ended September 30, 2024, the Company recognized interest expense of $62,278 and $163,201, respectively.

NOTE 4. STOCKHOLDERS' DEFICIT

Stock Based Compensation

Stock Appreciation Rights

During the three months ended September 30, 2025, the Company issued 49,766 fully vested stock appreciation rights (“SARs”), of which 10,334 settled compensation due to an employee totaling $30,000. During the nine months ended September 30, 2025, the Company issued 75,657 fully vested stock appreciation rights (“SARs”), of which 34,975 settled compensation due to an employee totaling $90,000. As of September 30, 2025, all 307,015 outstanding SARs were fully vested.

The Company estimated the fair values of the SARs on the grant dates using a Black-Scholes options pricing model using the quoted market prices of the Company’s stock on the grant dates; exercise prices ranging from $1.75 to $2.90 per share; expected volatilities ranging from 87.4% to 89.3%; the contractual term of seven years; and a risk-free interest rates ranging from 3.9% to 4.2%.

A summary of the stock appreciation rights activity is as follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	Appreciation	Average	Contractual
	Rights	Exercise Price	Term (Years)
Outstanding at January 1, 2025	231,358	$13.20	6.21
Granted	75,657	2.44
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at September 30, 2025	307,015	$10.18	5.78
Exercisable at September 30 2025	307,015	$10.18	5.78

Warrants

During the three months ended September 30, 2025, the Company issued 25,000 fully vested warrants to purchase shares of common stock at an exercise price of $2.90 per share for a term of 7 years. During the nine months ended September 30, 2025, the Company issued 31,250 fully vested warrants to purchase shares of common stock at an exercise price ranging from $2.60 to $2.90 per share for a term ranging from 2.9 to 7 years. All previously issued warrants were fully vested as of September 30, 2025.

The Company estimated the fair values of the two warrants issuances on the grant date using a Black-Scholes options pricing model using the quoted market prices of the Company’s stock on the grant dates; exercise prices of $2.60 and $2.90 per share; expected volatilities of approximately 87.3% and 87.5%; contractual terms of 2.9 and 7.0 years, and risk-free interest rates of 4.31% and 3.93%.

A summary of the common stock warrant activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Warrants	Exercise Price	Term (Years)
Outstanding at January 1, 2025	40,062	$1.52	6.6
Granted	31,250	2.84
Exercised	(1,312)	–
Forfeited, cancelled or expired	(1,250)	–
Outstanding at September 30, 2025	68,750	$2.16	6.11
Exercisable at September 30 2025	68,750	$2.16	6.11

For the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation totaling $73,729 and $562, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation totaling $81,787 and $408,420, respectively.

As of September 30, 2025, the Company has committed 375,765 shares of stock for the fulfillment for all of its outstanding equity and equity-linked awards.

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

The following table summarizes the Company’s future undiscounted cash payment obligations for each calendar year as of September 30, 2025, for its non-cancelable lease liabilities through the end of the expected term of the lease:

2025	$10,542
2026	43,332
2027	3,620
Total undiscounted cash payments	57,494
Less imputed interest	(3,450)
Present value of payments	$54,044

For the three months ended September 30, 2025 and 2024, the Company recognized lease expense associated with its non-cancelable operating lease totaling $12,468 and $18,033, respectively, and is included in general and administrative expenses. For the nine months ended September 30, 2025 and 2024, the Company recognized lease expense associated with its non-cancelable operating lease totaling $31,115 and $54,256, respectively, and is included in general and administrative expenses. The remaining term of the Company’s operating lease as of September 30, 2025, was 16 months.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $1.2 million at September 30, 2025 and may be forced to discontinue its on-going fee-based sales platform. The litigation has been delayed and an estimate of a reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying condensed consolidated financial position, results of operations, or cash flows as of and for the three and nine months ended September 30, 2025.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

Subsequent to September 30, 2025, the Company repaid $50,000 in principal of the outstanding note payable to Mr. Fred W. Cooper, Chairman and CEO. The principal balance of working capital advances outstanding through November 14, 2025 totaled $2,728,677. These advances bear interest of 10% per annum and are due on demand. Mr. Cooper has informally agreed to defer repayment of these loans until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

NOTE 8. SEGMENT INFORMATION

The Company has one reportable and operating segment which provides customers the platform to sell their products or services. The accounting policies of this operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is its President and CEO.

The CODM’s measure of segment profit or loss is net income or loss. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, one US-based customer provided the majority of the custom design services revenue recognized during the three and nine months ended September 30, 2025. No other material revenue was recognized from a single customer for the three months and nine months ended September 30, 2025 and 2024.

In addition to the significant expense categories included within net income or loss presented on the Company's condensed consolidated statements of operations, the following is disaggregated research and development expenses for the three months ended September 30:

	2025	2024
Platform coding and development	$11,632	$71,293
Other third-party engineering	–	9,732
Total research and development expense	$11,632	$81,025

The following is disaggregated research and development expenses for the nine months ended September 30:

	2025	2024
Platform coding and development	$41,233	$217,571
Other third-party engineering	25,108	25,080
Total research and development expense	$66,341	$242,651

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

Comparison of operations for the Three Months ended September 30, 2025 and September 30, 2024

Revenues

During the three months ended September 30, 2025 and 2024, we recognized net revenues of $242,497 and $32,532, respectively. The $209,965 increase is primarily the result of the expansion of our custom design services in which we build custom software features for customers that is generally done in addition to embedding our transaction platform into a customer’s website. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $74,073 to $106,043 for the three months ended September 30, 2025 as compared to $31,970 for the three months ended September 30, 2024. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase as sales increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform is currently unpredictable.

Operating Expenses

During the three months ended September 30, 2025 and 2024, we incurred total operating expenses of $355,049 and $306,297 respectively. The $48,752 increase resulted from an increase in management and payroll of $127,890, offset by a decrease in research and development of $69,393 and a decrease in general and administrative expenses of $9,745.

Other Income (Expense)

During the three months ended September 30, 2025, other expenses increased by $4,625 to $67,468 from $62,843. The increase was the result of continued compounding (at a rate of 10% per annum) of our unpaid related party loan outstanding. If we are successful in increasing our customer base, we do not expect an increase the principal balance of the loan over the next twelve months to fund expenses required for an expansion of our customer base.

Comparison of operations for the nine Months ended September 30, 2025 and September 30, 2024

Revenues

During the nine months ended September 30, 2025 and 2024, we recognized net revenues of $681,077 and $76,569, respectively. The $604,508 increase is primarily the result of the expansion of our custom design services in which we build custom software features for customers that is generally done in addition to embedding our transaction platform into a customer’s website. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $200,857 to $263,604 for the nine months ended September 30, 2025 as compared to $62,747 for the nine months ended September 30, 2024. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase as sales increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform is currently unpredictable.

Operating Expenses

During the nine months ended September 30, 2025 and 2024, we incurred total operating expenses of $995,840 and $1,322,536 respectively. The $326,696 decrease primarily resulted from non-recurring stock-based compensation of $407,858 recognized in the nine months ended September 30, 2024 and a reduction in research and development of $176,310, offset by increases in management and payroll and general and administrative to support the growth of the business.

In the event we are able to raise additional capital, we would anticipate our total operating expenses will trend upward as we add additional employees and consultants to work on the execution of our business plan, which includes activities such as design and coding of our website and app, customer acquisition, cybersecurity, and user acquisition. We anticipate that much of this work will be done by outside consultants.

Other Income (Expense)

During the nine months ended September 30, 2025, the Company negotiated settlements with previous brands surrounding previously accrued commissions payable on their behalf for no additional consideration resulting in a gain on settlement totaling $147,527 ($30,000 for similarly settled vendor obligations for the nine months ended September 30, 2024). We do not expect these settlements to occur on a frequent basis in the future.

Other income was offset by an increase in related party interest to $194,844 from $163,201. The increase was the result of continued compounding (at a rate of 10% per annum) of our unpaid related party loan outstanding. If we are successful in increasing our customer base, we do not expect an increase the principal balance of the loan over the next twelve months to fund expenses required for an expansion of our customer base.

Liquidity and capital resources

At September 30, 2025, we had a working capital deficit of $3,821,083. Approximately 81% of our liabilities as of September 30, 2025 are due to our founder, majority shareholder, and CEO Mr. Fred Cooper under a note payable arrangement carrying an interest rate of 10% per annum. Mr. Cooper has informally agreed to defer repayment of the note until the Company has achieved a more stable liquidity position, however, he is not legally obligated to continue to do so.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: November 14, 2025

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: November 14, 2025