Form 10-K
period 2025-12-31
KwikClick, Inc.
filed 2026-03-31
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, based on the closing price of the shares of common stock on The Over the Counter Venture Market (“OTCQB”) as of June 30, 2025 was $3,931,890 As of March 31, 2025 the registrant had 3,892,979 shares of its Common Stock outstanding.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

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

KwikClick also competes with the network marketing industry from a compensation standpoint earned from the sale of products.  But unlike network marketing, the enrollment, recruiting, and the exclusive selling of specific products is not required in KwikClick. making the earning of commissions potentially more likely. We intend to target representatives of network marketing companies who may choose to use the KwikClick platform to market to their network.

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

Patents

Several patent applications have been filed by, or on behalf of, the Company which have the strategic purpose of to protect the Company’s “first-mover” advantage and to hinder and/or exclude competing “me-too” products and reduce or deter industry competition. The Company has been granted four patents since inception with the remainder currently pending approval. Furthermore, we may provide licensing to markets and products where we do not wish to directly operate. We have filed applications with the United States Patent and Trademark Office in connection with several inventions that we believe cover the base technology for our “single product tree” direct sales marketing method and many derivative inventions covering the related value chain. We believe that the inventions for which we seek patent protection span our unique KwikClick platform’s various applications. Areas covered include using social media plug-ins for enhanced marketing, motivating and growth techniques, product ratings and recommendations, attaching KwikClick to other companies with direct sales compensation structures and other marketing portal connections such “as seen on TV” sales. We are also seeking protections for inventions covering all aspects of AI/ML processing, security systems, and the “Hyperlink Data structure and messaging system,” which we see as a foundation of using our wave compensation system.

We believe that the patent portfolio that we seek to be innovative. We believe that the experience of our founder, Dr. Fred Cooper, in working with direct sales compensation programs and system designs has been important to our current portfolio.

We anticipate that Dr. Cooper will continue to develop other inventions in our space. In addition to our pending patent portfolio, we catalogued many trade secrets as well, to further enhance the portfolio, which may hinder other parties’ ability to reverse engineer our system. We believe that our portfolio will provide us with protection from competitors who attempt to copy our innovations. There is no assurance, however, as to whether or when the pending patent applications will result in the award of additional patents.

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

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

We are a developing company any only recently started generating revenue

We are a relatively new company and not well established in the markets we serve. We currently generate only small amounts of revenue from platform operations and from custom development projects. Prior to that, our activities were substantially limited to internal development activities. Even though we have designed our platform, done much of the development and intellectual property protection work, we currently do not have a meaningful share of our market.

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

Our common stock may be considered a “penny stock” and may be difficult to trade

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is more often than not less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of investors to sell our common stock and may materially adversely affect our business and the trading price of our common stock. For example, many brokers refuse to clear or trade in penny stocks. As part of a settlement with the SEC in September 2019, COR Clearing, a large clearing firm in the U.S., agreed to exit a key penny stock clearing business by significantly limiting the sale of penny stocks deposited at COR.

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

Our common stock is expected to be subject to significant dilution as a result of fundraising and issuance of employee, director and consultant incentive shares

We intend to raise money and incentivize employees, directors and consultants by issuing shares of our common stock.  We are likely to issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of shares, options and/or warrants to our officers and directors. Such transactions may significantly increase the number of outstanding shares of our common stock and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. If millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. All of the foregoing stock issuance and resulting dilution of investor shares could have a material adverse and downward effect on our Company and the trading price of our common stock.

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

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Fred W. Cooper is currently the Chairman of the Board of Directors, Chief Executive Officer and President and owns 1,910,459 shares. As a result, Fred W. Cooper has substantial influence over our policies and management and at this time has practical, if not actual, control over the company. We may take actions supported by Fred W. Cooper that may not be viewed by some stockholders to be in our best interest, or Mr. Cooper could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s CCPA (effective January 1, 2020) and CPRA (effective January 1, 2023), and other state and federal laws relating to privacy, consumer protection, and data security. The CCPA and CPRA introduce new requirements regarding the handling of personal information of California consumers and households, including compliance and recordkeeping obligations, the right to request access to and deletion of their personal information, and the right to opt out of the sale of their personal information and provides a private right of action and statutory damages for data breaches.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $514,000 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying consolidated statements of financial position, results of operations, or cash flows as of and for the twelve months ended December 31, 2025.

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

For the periods indicated, as reported by nasdaq.com, the following table sets forth the high and low bid prices per share of common stock-based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Sales Prices

	High	Low
Year Ended December 31, 2025
4th Quarter	$2.89	$2.00
3rd Quarter	$4.49	$1.48
2nd Quarter	$3.20	$1.00
1st Quarter	$4.50	$1.80

Year Ended December 31, 2024
4th Quarter	$5.72	$1.62
3rd Quarter	$10.80	$4.00
2nd Quarter	$16.80	$5.46
1st Quarter	$38.80	$5.40

Holders

As of March 31, 2026, we had 3,892,979 shares of our Common Stock, par value $0.0001, issued and outstanding. There were 558 beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities

On October 31, 2025, the Company granted 19,310 stock settled appreciation rights (SARs) with a grant price of $2.28, which was the fair market value at the time of the grant.

On November 30, 2025, the Company granted 6,803 stock settled appreciation rights (SARs) with a grant price of $2.45  , which was the fair market value at the time of the grant.

On December 31, 2025, the Company granted 7,153 stock settled appreciation rights (SARs) with a grant price of $2.33, which was the fair market value at the time of the grant.

On December 31, 2025, the Company granted 12,605 stock settled appreciation rights (SARs) with a grant price of $2.38, which was the fair market value at the time of the grant.

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

ITEM 6. [RESERVED]

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

Revenues

The Company’s revenues are primarily sourced from the Company’s KwikClick platform. The Company generates revenues by being a software as a service (SAAS) platform via loyalty and reward programs tailored for a particular brand, retailer or influencer. With the program, the brand, retailer or influencer can offer products with loyalty incentives, discounts, or other benefits to induce sales and brand loyalty. The Company provides expertise in attracting new customers through these loyalty programs and provides unique affiliate commission payment services with its patented waves of pay and revenue sharing technology.  The Company currently integrates with Shopify, which facilitates over $200 Billion Gross Merchandise Volume (GMV) annually for other ecommerce platforms. The Company is currently planning integrations with WooCommerce, BigCommerce, Magento and others. Additionally, some brands prefer a more integrated branding view of the KWIK software into their own website, requiring additional design and programming. This enables a more uniquely branded user experience within the brand’s website. In December 2024, the Company entered into an arrangement with a brand to provide programming services to integrate the KWIK software into their website. The arrangement provides for a monthly payment of service fees of $50,000 for the following 18 months, including monitoring, updates and maintenance. In October 2025, the Company also entered into an arrangement with another brand to provide programming services to integrate the KWIK software into their website. The arrangement provides for a monthly payment of service fees of $125,000 for the following 12 months, including monitoring, updates and maintenance. The Company is noting increasing interest with its capability and anticipates more brands will opt for this type of custom design. The Company recognizes additional revenue for these integrations which is noted as Custom Design Services in the Company’s Consolidated Statements of Operations. With the recent enrollment of some additional brands on the KWIK platform, we believe the Company will be able to generate increasing revenues during fiscal 2026 with an expectation for positive cash flows.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2025 were $2,487,389 as compared to $1,914,551 for the comparable prior period, an increase of $572,838. The increase is primarily the result of an increase in loss on disposal of long-lived assets of $712,433 offset by a decrease in management and payroll of $258,768 driven by a reduction in stock-based compensation year over year. Cost of sales increased by $305,838 in line with the increase in revenue of $1,130,106. The expenses in connection with the Company’s revenue sources are expected to consist primarily of charges for programming services and commission payments made to influencers, users and other affiliates of the Kwik platform. We anticipate operating expenses to increase as revenues increase.

Liquidity and capital resources

As of December 31, 2025, we had cash and cash equivalents of $106,468 compared to $192,996 of cash and cash equivalents at December 31, 2024. During the fourth quarter, the Company started generating positive cash flows sufficient to fund its current operations primarily due to two customer contracts which provide $50,000 monthly for 18 months starting December 2024 and $125,000 monthly for 12 months starting October 2025. If the Company doesn’t continue to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain outside and related parties to sustain the Company’s existence. While our majority shareholder has committed to continue to provide funding for the foreseeable future, there is no assurance that we can increase revenues and/or obtain additional necessary financing, much less on reasonable terms.

Our current liabilities as of December 31, 2025, totaled $4,077,735, compared to $3,720,580 on December 31, 2024. If the Company doesn’t continue to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. Currently, there can be no assurance that the Company will be able to raise additional funds necessary to further develop or operate its business or that such funding can be at commercially reasonable terms. The Company intends to increasingly utilize stock or stock-based awards to compensate people and organizations who are or will be providing services or investment to the Company.

We have historically been funded primarily from private placements of stock and loans from Company affiliates and may continue to be so funded for the foreseeable future. However, there is no assurance that we can obtain additional funds.

During the year ended 2025, Fred Cooper provided funding of $232,000 with a repayment of $50,000 in principal under a promissory note originated in 2022. While we do not anticipate any default on the loan, in the event that we do default, Mr. Cooper may take possession of our intellectual property and other assets. This could have a material adverse effect on our business and operations. During 2025, the Company’s CFO also advanced an unsecured $5,000 loan to the Company with no repayment of this amount in 2025.

Management may determine that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain enough additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Going Concern Risk

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had a net loss of $1,316,827, used cash in operations of $202,102 and as of December 31, 2025, had negative working capital of $3,771,219 and an accumulated deficit of $13,675,781. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Shares Issued for Compensation

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

Allowance for Credit Losses

The allowance for expected credit loss is based on historical experience, current conditions, and reasonable and supportable forecasts. Management has tracked historical loss information for its trade receivables and compiled historical credit loss percentages for different aging categories (current, 1– 30 days past due, 31–60 days past due, 61–90 days past due, and more than 90 days past due). The Company also identifies customers it deems are insolvent and provides specific allowances for those customers. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is maintained at a level that management considers adequate to provide for losses based on an evaluation of known and possible risks of collection of receivable balances.

Right-of-Use Asset and Operation Lease Liability

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

Impairment of Long-Lived Tangible and Intangible Assets

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

Amortization of Patents

Patents are recorded at cost and amortized on a straight-line basis over their estimated useful lives, which approximate the legal lives of the patents, commencing when the patents are placed in service. Management reviews the estimated useful lives of patents periodically and revises amortization estimates when events or changes in circumstances indicate that revisions are necessary. Amortization expense is recorded as a component of operating expenses.

Valuation of Stock-Based Compensation

To value stock options, management obtains a risk-free interest rate from the Federal Reserve corresponding to the expected life of the equity instrument, calculates the volatility using historical company data, assesses its dividend payment assumptions, and estimates the expected lives of the instruments based on historical trends of stock option exercises. Management then uses the Black-Scholes option-pricing model using these variables to calculate the estimated fair value.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2025 and December 31, 2024 begins on page F-1 of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets, if any, of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our internal controls over financial reporting as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act were not effective as of December 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; (ii) lack of controls surrounding the execution of revenue contracts with customers; (iii) lack of controls surrounding related party transactions; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Material Weaknesses Identified

Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel.

Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over revenue recognition was not effective due to (i) inconsistency with obtaining executed customer contracts leading to an uncertainty at times of the terms of the customer contract, and (ii) lack of formal controls regarding the approval of contract terms prior to executing the contract, both orally and in writing.

Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over governance and board oversight was not effective due to (i) inconsistency in holding regular meetings and (ii) lack of formal documentation or inconsistency of producing formal documentation for board decisions.

Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over obtaining executed contracts with related parties was not effective due to the absence of executed debt agreements with related parties to establish clarity around such agreements and ensure both parties agree to the terms and that such arrangements are enforceable.

Remediation Plan and Status

The Company is committed to remediating the material weaknesses identified above, fostering continuous improvement in internal controls and enhancing its overall internal control environment. Since identifying the above material weaknesses, the Company has begun the process of implementing the remediation activities described below. The Company believes that these activities, when fully implemented, should remediate the identified material weaknesses and strengthen its internal control over financial reporting.

•	The Company is actively evaluating how it can better segregate duties in finance and accounting given its limited personnel; however, given our limited number of accounting and financial personnel we may not be able to fully remediate this weakness until the Company reaches a critical size with the resources to hire additional personnel.
•	The Company is actively evaluating its controls around revenue transactions and determining how best to implement processes and controls that (1) require executed contracts with customers with the appropriate approvals internally and (2) require better consideration of the customer’s ability to pay before executing a contract.
•	The Company is actively evaluating its governance procedures and controls and determining how to improve governance and implement controls related to board governance.
•	The Company is actively evaluating its controls surrounding related party transactions and determining the best process and control to implement that will require related party transactions to be (1) formally approved by the board of directors, and (2) require executed contracts between the Company and the related party prior to transactions occurring.

If we are not able to maintain effective internal control over financial reporting and Disclosure Controls, or if material weaknesses are discovered in future periods, a risk that is significantly increased is we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under credit facilities that may be in place in the future, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

ITEM 9B.   OTHER INFORMATION

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 31, 2026:

Name	Age	Position
Jeff Roberts	46	Director
Robert Green	68	Director
Fred Cooper	63	Director, Chief Executive Officer, Principal Executive Officer and President
Brady Cooper	25	Director and Corporate Secretary
Jeffrey Yates	63	Director, Chief Financial Officer, Principal Accounting Officer

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

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Cooper (1)	2025	–	–	25,843	–	–	–	–	25,843
President	2024	–	–	–	–	–	–	–	–
Jeffrey Yates (2)	2025	–	–	–	–	–	–	–	–
PFO	2024	–	–	38,763	–	–	–	–	38,763
Brady Cooper	2025	120,000	–	–	–	–	–	–	120,000
Secretary	2024	120,000	–	–	–	–	–	–	120,000
Boon Saysavanh (3)	2025	–	–	71,729	–	–	–	–	71,729
Chief Sales Officer (4)	2024	–	–	103,294	–	–	–	–	103,294

(1)	Fred Cooper was granted 14,373 stock-settled appreciation rights at fair market value with a grant date of September 30, 2025.
(2)	Jeffrey Yates was granted 21,559 stock-settled appreciation rights at fair market value with a grant date of September 30, 2025.
(3)	Boon Saysavanh, was granted 10,490, 14,151, 10,334, and 12,605 stock settled appreciation rights at fair market value with a grant dates of March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, respectively.
(4)	Boon Saysavanh, was granted 25,000 and 11,539 stock settled appreciation rights at fair market value with a grant date of December 9, 2024 and December 31, 2024, respectively.

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

Stock Subject to the 2021 Plan

Subject to the provisions of the 2021 Plan relating to adjustments upon changes in common stock, an aggregate of 250,000 shares of common stock have been reserved and is currently subject to outstanding awards, including stock settled appreciation rights, or future awards under the 2021 Plan.

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

As of December 31, 2025, there were 186,044 shares previously issued or subject to outstanding awards under the 2021 Plan and 63,956 shares were available for future issuance under the 2021 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 3,892,979 shares of common stock issued and outstanding.

Name (1)	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage (2)	SARs/ Warrants Owned (4)
Fred W. Cooper	1,910,459	49.07%	14,373
Brady Cooper	100,750	2.59%	–
Jeffrey Yates	2,500	0.06%	46,559
Boon Saysavanh	–	0.00%	84,119
Jeff Roberts	1,875	0.05%	–
Total of All Officers, Directors, and Affiliates as a group (5 persons and/or entities)	2,015,584	51.77%

(1)	The address for Officers and Directors is 585 West 500 South Suite 200, Bountiful, Utah 84010.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of December 31, 2025 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Form 10, which is 3,892,979 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(3)	Fully vested stock-settled appreciation rights (SARs) exercisable but out of the money as of March 31, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Affiliate Loans and Defaults

We have been funded in part by loans from affiliates. As of December 31, 2025, we had outstanding obligations due to Mr. Cooper totaling $3,288,543 of principal and accrued interest, and obligations due to Mr. Jeff Yates totaling $5,238 of principal and accrued interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has engaged Tanner LLP (“Tanner”) as the Company’s independent registered public accounting firm.

The Company’s CEO signs engagement letters with Tanner before Tanner does any audit or tax-related work for the Company. Tanner was approved to provide audit services for the Company for the years ended December 31, 2025. Tanner does provide tax compliance services for the Company; however, no such services were provided during the 2025 year as Tanner was engaged in 2026 to complete the 2025 tax compliance.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Tanner for 2025 and GreenGrowth CPAs for 2024, respectively:

For the year ended December 31, 2025:	For the year ended December 31, 2024:
Audit Fees: $150,000	Audit Fees: $50,000
Audit-Related Fees: None	Audit-Related Fees: None
Tax Fees: $8,500	Tax Fees: None
All Other Fees: None	All Other Fees: None

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

3.1*	Certificate of Incorporation and amendments
3.2*	Bylaws, as amended
14.1**	Code of Conduct and Ethics
23.1	Consent of Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Fred Cooper
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey Yates
32.1***	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Fred Cooper
32.2***	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Jeffrey A. Yates

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

*	Filed with the Registration Statement Form 10-12(g) on September 30, 2021
**	Filed with the Form 10-K filed on March 31, 2025
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred Cooper

Fred Cooper, President, CEO,

Principal Executive Officer

Date: March 31, 2026

By: /s/ Jeffrey Yates

Jeffrey Yates, Chief Financial Officer

Principal Financial Officer

Date: March 31, 2026

By: /s/ Brady Cooper

Brady Cooper Secretary

Date: March 31, 2026

By: /s/ Jeff Roberts

Jeff Roberts

Director

Date: March 31, 2026

By: /s/ Robert Green

Robert Green

Director

Date: March 31, 2026

KWIKCLICK, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of KwikClick, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KwikClick, Inc. and subsidiaries (collectively referred to as the Company) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception and has not achieved profitable operations or positive cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition

Critical Audit Matter Description

As described in Note 1 to the financial statements, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Step 1 of the ASC 606 model requires a contract to be approved (in writing or orally) or in accordance with other customary business practices) and each party to the contract (seller and customer) is committed to perform their respective obligations.

We identified an inconsistency with how contracts are entered into, with some contracts being verbal and others being written with a certain subset of written contracts not being fully executed as a critical audit matter. Determining the existence of revenue contracts, including whether the consideration promised in the contract was probable of being collected, presented a significant audit effort when performing the audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included evaluating the design of internal controls related to management’s recognition of revenue and performing the following substantive procedures, among others:

•	Send third-party confirmations to customers confirming the existence of accounts receivable associated with revenue.

•	Obtaining executed customer contracts (when available) and comparing the terms of the contracts to the Company’s revenue recognition.

•	Vouching the consideration from the contract to supporting bank statements to verify the Company collected the consideration from the customer.

•	We made inquiries of various personnel across finance, sales and engineering departments to validate our understanding of certain elements of customer contracts, including written and oral.

Allowance for Credit Losses

Critical Audit Matter Description

As described in Note 1 to the financial statements, the Company accounts for its allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses (Topic 326). As of December 31, 2025, the Company’s allowance for credit losses associated with trade accounts receivable and other receivables was $8,175 and is estimated based on customer specific information that is available and its historical collection activity across all receivables adjusted for current conditions. The Company’s customer base is relatively small at the present time, and the determination of collectability of customer balances was often heavily weighted toward customer specific information to determine collectability. The absence of signed contracts at times also introduced risk factors related to outstanding receivables including whether Step 1 of the ASC 606 model requiring collectability to be probable was met at the onset of the arrangement.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We identified the determination of collectability based on customer specific information as a critical audit matter. Additionally, this specific matter was considered to potentially impact revenue recognition as we were required to determine if an allowance for a specific customer should be treated as a reduction of revenue or bad debt expense, depending on whether Step 1 of the ASC 606 model requiring collectability to be probable was met at the beginning of the arrangement. Our audit procedures included the following, among others:

•	Send third-party confirmations to customers confirming the existence of accounts receivable associated with revenue.

•	Obtaining executed customer contracts (when available) and comparing the terms of the contracts to the Company’s revenue recognition.

•	Vouching the consideration from the contract to supporting bank statements to verify the Company collected the consideration from the customer.

•	Comparing accounts receivable aging as of December 31, 2025 to December 31, 2024 to identify trends in accounts receivable that may indicate collectability risks.

•	Inquiries of finance personnel and others outside of finance as needed to gain an understanding of outstanding accounts receivable and the probability of collection.

•	Through inquiry of appropriate personnel, we gained an understanding of whether Step 1 of the ASC 606 model requiring collectability to be probable was met at the beginning of the arrangement.

•	Performed a lookback test to determine the amount of accounts receivable that was collected subsequent to year end and inquired further of outstanding accounts receivable from prior to January 1, 2026 to determine if the allowance for credit losses was appropriate.

/s/ Tanner LLP

March 31, 2026

We have served as the Company’s auditor since 2025.

Lehi, Utah

PCAOB ID Number 270

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KwikClick, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KwikClick, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Green Growth CPAs

March 31, 2025

We have served as the Company’s auditor from 2023 to 2025.

Los Angeles, California

PCAOB ID Number 6580

KWIKCLICK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$106,468	$192,996
Accounts receivable, net	63,139	32,278
Costs capitalized to obtain revenue contracts	41,016	–
Prepaid expenses	46,896	–
Other receivable	48,997	44,753
Total current assets	306,516	270,027

Equipment, net	491	1,027
Intellectual property, net	513,949	1,280,688
Right-of-use asset	44,108	–
Security deposit	3,700	–
Total assets	$868,764	$1,551,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$438,594	$781,388
Accrued expenses	192,963	96,210
Operating lease liability	41,067	–
Deferred revenue	111,330	–
Related-party loans	3,293,781	2,842,982
Total current liabilities	4,077,735	3,720,580
Long-term liabilities:
Operating lease liability, net of current portion	3,620	–
Total liabilities	4,081,355	3,720,580

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,892,979 and 3,891,667 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	389	389
Additional paid-in-capital	10,462,801	10,189,727
Accumulated deficit	(13,675,781)	(12,358,954)
Total stockholders' deficit	(3,212,591)	(2,168,838)
Total liabilities and stockholders' deficit	$868,764	$1,551,742

The accompanying footnotes are an integral part of these consolidated financial statements

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2025 and 2024

	For the Twelve Months Ended
	December 31,
	2025	2024

Revenues:
Custom design service	$1,098,392	$72,505
Brand services	183,085	84,866
Software maintenance	6,000	–
Net revenue	1,287,477	157,371

Operating costs and expenses:
Cost of sales	394,876	89,038
Management and payroll	704,927	963,695
Research and development	89,760	362,076
Loss on disposal of long-lived assets	749,927	37,494
General and administrative	547,899	462,248
Total operating costs and expenses	2,487,389	1,914,551
	(1,199,912)	(1,757,180)
Other income (expense)
Interest expense - related party	(263,798)	(227,266)
Interest expense - other	(644)	(1,978)
Gain on liability settlement	147,527	30,000
Total other income (expense)	(116,915)	(199,244)
Loss before income taxes	(1,316,827)	(1,956,424)
Provision for income taxes	–	–

Net loss	$(1,316,827)	$(1,956,424)

Basic and diluted loss per share	$(0.34)	$(0.51)

Weighted average shares outstanding - basic and diluted	3,892,440	3,847,439

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	3,829,167	$383	$9,128,193	$(10,402,530)	$(1,273,954)
Stock based compensation	–	–	560,978	–	560,978
Stock appreciation rights issued for services	–	–	562	–	562
Issuance of common stock	62,500	6	499,994	–	500,000
Net loss	–	–	–	(1,956,424)	(1,956,424)
Balance December 31, 2024	3,891,667	389	10,189,727	(12,358,954)	(2,168,838)
Stock based compensation	–	–	109,193	–	109,193
Issuance of common stock for warrants exercised	1,312	–	526	–	526
Stock appreciation rights issued for settlement of accrued compensation	–	–	120,000	–	120,000
Warrants issued for services	–	–	43,355	–	43,355
Net loss	–	–	–	(1,316,827)	(1,316,827)
Balance December 31, 2025	3,892,979	$389	$10,462,801	$(13,675,781)	$(3,212,591)

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

	For the Twelve Months Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,316,827)	$(1,956,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,385	91,644
Amortization of right-of-use asset	33,780	–
Amortization of costs capitalized to obtain revenue contracts	24,517	–
Stock-based compensation	109,193	561,540
Gain on liability settlement	(147,527)	(30,000)
Loss on disposal of long-lived assets	749,927	37,494
Bad debt expense	37,279	–
Changes in operating assets and liabilities:
Accounts receivable	(68,140)	(15,775)
Costs capitalized to obtain revenue contracts	(22,178)	–
Prepaid expenses	(46,896)	–
Other receivable	(4,244)	(44,753)
Security deposit	(3,700)	–
Accounts payable	(208,352)	(77,125)
Accrued expenses	216,753	(24,649)
Operating lease liability	(33,201)	(1,679)
Deferred revenue	111,330	–
Accrued interest added to related-party loans	263,799	227,265
Net cash used in operating activities	(202,102)	(1,232,462)

Cash flows from investing activities:
Purchase of intellectual property	(71,952)	–
Net cash used in investing activities	(71,952)	–

Cash flows from financing activities:
Proceeds from shareholders loans	237,000	861,272
Payments to shareholder loans	(50,000)	–
Proceeds from exercise of common stock warrants	526	–
Proceeds from issuance of common stock	–	500,000
Net cash provided by financing activities	187,526	1,361,272

Net increase (decrease) in cash and cash equivalents	(86,528)	128,810
Cash and cash equivalents at beginning of period	192,996	64,186
Cash and cash equivalents at end of period	$106,468	$192,996

Cash paid for income taxes	$–	$–
Cash paid for interest	$644	$1,978

Non-Cash Supplemental Disclosures
Purchases of intellectual property in accounts payable	$13,085	$–
Warrants issued for services to obtain revenue contract	$43,355	$–
SARs issued to settle accrued compensation	$120,000	$–
Right-of-use asset obtained in exchange for operating lease liability	$77,888	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

KWIKCLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

NOTE 1. BUSINESS

KwikClick, Inc., (the Company) was organized pursuant to the laws of the State of Delaware on November 16, 1993. Beginning in 2020, the Company commenced its KwikClick business operations to allow sellers to make products or services available on the KwikClick platform, at Kwik.com, offering a self-determined incentive budget on goods or services in exchange for exposure and substantially increased sales volume. KwikClick is a social interaction, selling, and referral software platform that allows stores and manufacturers (“Brands”) wishing to promote their products or services on the KwikClick software platform to connect with promoters, influencers, and customers. The Company aims to provide an industry leading instant word-of-mouth growth with a platform built to turn every customer into your best salesperson—plus loyalty, cashback, and influencer tools that make it all scale.

Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had a net loss of $1,316,827, used cash in operations of $202,102 and as of December 31, 2025, had negative working capital of $3,771,219 and an accumulated deficit of $13,675,781. If the Company does not begin to generate sufficient revenue or raise additional funds through financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s fiscal year end is December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of KwikClick, Inc. and its wholly owned subsidiaries KwikClick LLC and Kwik B.V. i.o., a Netherlands based subsidiary (collectively, the Company). Intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets. In the normal course of business, the Company provides credit terms to its customers and generally requires no collateral. A major customer is considered to be one that comprises more than 10% of the Company’s annual revenues or accounts receivable.

Concentrations of revenue for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Customer A	47%	32%
Customer B	29%	*

*Customer did not represent 10% or more of revenues in respective year.

Concentrations of accounts receivable as of December 31, 2025 and 2024 were as follows:

	2025	2024
Customer C	28%	*
Customer D	24%	*
Customer E	21%	*

*	Customer did not represent 10% or more of revenues in respective year.

Major vendors are defined as those vendors to which expenditures made by the Company are 10% or more of the Company’s total cost of revenues, the vendor has strategic importance to the Company, and a near term severe impact to operations could result if the relationship were lost. The Company did not have any vendors that met the criteria for disclosure.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have cash equivalents at December 31, 2025 or 2024.

Accounts Receivable and Allowance for Credit Losses

The Company records its accounts receivable at sales value net of an allowance for expected credit loss based on historical experience, current conditions, and reasonable and supportable forecasts. Management has tracked historical loss information for its trade receivables and compiled historical credit loss percentages for different aging categories (current, 1– 30 days past due, 31–60 days past due, 61–90 days past due, and more than 90 days past due). The Company also identifies customers it deems are insolvent and provides specific allowances for those customers. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is maintained at a level that management considers adequate to provide for losses based on an evaluation of known and possible risks of collection of receivable balances.

Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for accounts receivables held as of December 31, 2025 and 2024 because the composition of the accounts receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers which have not changed significantly over time). As of December 31, 2025 and 2024, the Company recorded an allowance for expected credit loss of $8,175 and $0, respectively.

Net Loss Per Share

The Company presents both basic and diluted earnings or loss per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of December 31, 2025 and 2024 the Company had 68,750 and 40,062 warrants respectively; and 319,620 and 231,358 stock appreciation rights exercisable into shares of common stock, respectively, that were potentially dilutive.

Equipment

Equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated economic useful lives of the assets or over the related lease terms (if shorter). The Company’s equipment consists of office equipment with depreciable lives of five to seven years. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

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

Internally Developed Software

The Company’s development costs of software to be sold are charged to expense as incurred until the preliminary project stage has been completed and application development begins. The Company discontinues capitalization upon entering the postimplementation stage and expenses ongoing maintenance and support costs. Software development costs consist primarily of compensation and benefits paid to software engineers. Software development costs incurred in the preliminary project phase or non-qualifying costs in the project development phase are accounted for as research and development, which is charged to expense as incurred. If capitalized, these costs are amortized using the straight-line method over the estimated useful life of three to five years.

Impairment of Long-Lived Tangible Assets and Intellectual Property

The Company reviews long-lived tangible and intellectual property assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. The Company recognized a loss on disposal of long-lived assets for the years ended December 31, 2025 and 2024 of $749,927 and $37,494 respectively, due primarily to a shift in the Company's product development strategies and the increasing cost of continuing to pursue certain intellectual property rights.

Research and Development

Research and development costs primarily consist of internal and external engineering staff wages, coding, and related on-going activities associated with upgrading and enhancing the Company’s internally developed software platform. Research and development costs that do not meet the criteria for capitalization, including those costs determined to be probable to result in additional functionality, are expensed as incurred. For the years ended December 31, 2025 and 2024 the Company did not capitalize any research and development costs.

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

Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances and promotional discounts. Revenue excludes any amounts collected on behalf of third parties and indirect taxes.

A description of the Company’s revenue generating activities is as follows:

Third-Party Seller Services (Brand Services Revenue):

The Company offers programs that provide sellers a software platform to sell their products. For some contracts the Company provides payment processing and order fulfillment facilitation. The Company is not the seller of record in these transactions and acts as an agent in the facilitation of the transaction, recognizing the net revenue as our processing fee. For other contracts, the Company provides a more robust promotional and campaign management service whereby the Company controls discounts, rebates, commission rates and cross-selling features to the seller. Under this arrangement the Company invoices for the “incentive budget” from which these services are funded and for which the Company recognizes gross revenue acting as principal in this transaction. For contracts, where the Company takes control of the “incentive budget” the Company has determined it is the principal in the transaction as the Company has full control of how the incentive budget is deployed in promotional campaigns to drive sales of customers’ products. In the event the incentive budget is more than adequate to accomplish minimum predetermined campaign activities, the Company benefits by the increase in profitability for its campaign services. In the event the incentive budget is not sufficient to cover predetermined campaign activities, the Company will invoice for a larger budget in order to accomplish the objectives of the campaign. If the budget is sufficient for minimum predetermined campaign objectives, then the Company is responsible for any augmentative activities related to campaign performance, thus potentially reducing the Company’s overall profitability of the campaign.

The Company generally determines stand-alone revenue based on a percentage of the prices charged by the seller to deliver products sold. The commissions and any related fulfillment, shipping, and transaction processing fees the Company earns from these arrangements are recognized when the services are rendered. Certain Brand Services contracts require a significant integration (implementation) by the Company for the customer to realize the intended benefit of the contract, which is a fully operational instance of the KwikClick platform integrated into the customer’s IT infrastructure. In these contracts, the Company has determined the implementation and ongoing subscription to the software platform are not on their own distinct performance obligations in the context of the contract but rather combine into one unit of accounting that is a distinct performance obligation. In these arrangements, revenue for the implementation is deferred and combined with the subscription revenue and recognized over the contract term upon the implementation being complete and the software subscription beginning.

Custom Design Services.

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

Software Maintenance.

Software Maintenance services are offered on a monthly basis for a fixed amount for a certain number of hours per month, with additional fees for excess hours, if required. The Company has determined maintenance fees are distinct in the context of the contract as the customer elects to include the maintenance services and the services are separately identifiable promises in the contract. The maintenance services are performed as needed. Revenue under these arrangements is recognized monthly as earned during the period of the contract.

Deferred Revenue

Deferred revenue primarily consists of customer billings in advance of revenues being recognized from the Company’s service contracts. Under certain circumstances, the Company invoices customers in advance for its services with annual, quarterly, and monthly frequencies, depending on the contract. All deferred revenue is anticipated to be recognized within the period of the contract and as earned by the completion of the Company’s performance obligations.

Costs Capitalized to Obtain Revenue Contracts

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the period of benefit, which has been determined to be the contract term. During the year ended December 31, 2025, the Company capitalized the fair value of warrants issued in connection with securing a new customer contract of $43,355. During the year ended December 31, 2025, the Company recognized $17,896 in sales commissions, included in cost of sales, of which $10,839 was attributable to the amortization of costs associated with warrants issued to secure a new customer contract. During the year ended December 31, 2024, no material sales commissions or other forms of compensation were paid in connection with the acquisition of customer contracts.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. During the years ended December 31, 2025 and 2024, the Company did not incur material returns.

Cost of Sales

Cost of sales primarily consist of programming costs related to our custom design services and promotional, marketing, campaign management and consulting services, and commissions and rebates paid to third party influencers and consumers for brand services. Payment processing and related transaction costs, including those associated with seller transactions, are classified in general and administrative expenses on our consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation costs for eligible employees and non-employees are measured at fair value on the date of grant using the grant date closing stock price for restricted stock units and restricted stock awards and using the Black-Scholes option pricing model for stock appreciation rights and stock options. Compensation expense is recognized over the award’s requisite service period on a straight-line basis. It is the Company’s policy to disclose material nonpublic information upon which stock-based compensation is determined and whether the Compensation Committee of the Board of Directors takes material nonpublic information into account when determining the timing and terms of these awards. During the years ended December 31, 2025 and 2024, no awards were granted based on material nonpublic information.

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

The fair value of cash and cash equivalents, accounts payable, accrued expenses, and shareholder loans approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $0 and $6,418 for the years ended December 31, 2025 and 2024, respectively.

Lease Accounting

The Company has entered into an operating lease for its corporate office. The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. The property is leased under a non-cancelable agreement that contains a lease term in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreement, which has been classified as an operating lease, provides for base minimum rental payments, as well non-lease components including insurance, taxes, maintenance, and other common area costs.

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

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense for finance leases and allocated to rent expense for operating leases. Depreciation of the right-of-use asset for operating leases reflects the use of the asset on straight-line basis over the expected term of the lease.

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

Foreign Currency Translation

The Company has the capacity to provide services to organizations who transact in a foreign currency. The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company did not have material translation adjustments during the periods presented.

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

New Accounting Pronouncements, Adopted

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company adopted this ASU on a prospective basis effective January 1, 2025 and there was not a material impact to the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements, Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU on its consolidated financial statements and related disclosures.

On November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2026, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (ASC Topic 718) and Revenue from Contracts with Customers (ASC Topic 606), which clarifies the accounting for share-based payments granted to customers, including classification of performance conditions, treatment of forfeitures, and application of the variable consideration constraint. The guidance will first be effective in annual disclosures for the year ending December 31, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company has not granted any share-based payments to customers. As such, the Company does not expect ASU 2025-04 to have a material impact on the consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 3. EQUIPMENT

Equipment consisted of the following as of December 31:

	2025	2024
Office Equipment	$4,483	$4,483
Less Accumulated Depreciation	(3,992)	(3,456)
	$491	$1,027

During the years ended December 31, 2025 and 2024, the Company recorded depreciation expense of $536 and $1,107.

NOTE 4. INTELLECTUAL PROPERTY

Intangible assets consisted of the following as of December 31:

	2025	2024
Patents	$561,224	$1,416,526
Domain	100,000	100,000
Less Accumulated Amortization	(147,275)	(235,838)
	$513,949	$1,280,688

During the years ended December 31, 2025 and 2024, the Company recorded amortization expense of $101,849 and $90,537, respectively.

Loss on Disposal of Long-Lived Tangible Assets and Intellectual Property

The Company reviews long-lived tangible and intellectual property assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, a loss on disposal is recorded equal to the excess of the asset’s carrying value over its fair value. The Company recognized a loss on disposal of long-lived assets for the years ended December 31, 2025 and 2024 of $749,927 and $37,494 respectively, due primarily to a shift in the Company’s product development strategies and the increasing cost of continuing to pursue certain intellectual property rights.

As of December 31, 2025, future amortization expense was as follows:

Year	Amount
2026	$41,899
2027	41,899
2028	41,899
2029	41,899
2030	41,899
Thereafter	304,454
$513,949

NOTE 5. INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not-threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2025 or 2024.

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

The provision for (benefit from) income taxes consisted of the following for the years ended December 31:

	2025	2024
Current	$–	$–
Deferred	–	–
Provision (benefit) for income taxes	$–	$–

Significant components of the Company’s deferred income tax assets (liabilities) are as follows as of December 31:

	2025	2024
Deferred tax asset:
Lease liability	$10,973	$–
Basis difference in intellectual property	212,343	–
Net operating loss carryover	3,013,009	1,824,029
Other	169,979	–
Valuation allowance	(3,395,437)	(1,824,029)
	$10,867	$–

Deferred tax liability:
Basis difference in equipment	$(36)	$–
Right-of-use asset	(10,831)	(1,824,029)
Total deferred tax liability	$(10,867)	$–
Total deferred tax asset/(liability)	$–	$–

A reconciliation of income taxes at the statutory federal income tax rate (21%) to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows:

	2025		2024
Book loss at the federal tax rate	$(276,520)	21.00%	$(410,849)	21.00%
Nontaxable or nondeductible items	410	-0.03%	–	0.00%
Prior period adjustments	(1,251,485)	95.04%	–	0.00%
Other, net	–	0.00%	156,499	-8.00%
Change in valuation allowance	1,527,595	-116.01%	254,350	-13.00%
Income tax expense	$–	0.00%	$–	0.00%

As of December 31, 2025 and 2024, the Company had net federal and state operating loss (NOL) carryforwards available to offset future taxable income of $12,270,449 and $7,416,410, respectively. These NOL carryforwards do not expire and may be carried forward indefinitely.

The utilization of the NOL carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.

Deferred income taxes reflect the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax reporting purposes. The Company establishes a valuation allowance if it is more likely than not these assets will not be realized. Annually, the valuation allowance is reviewed and adjusted based on management’s assessments of realizability.

Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred income tax assets. Management has determined that a full valuation allowance as of December 31, 2025 and 2024 is appropriate.

The Company periodically reviews its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company does not have any material unrecognized tax benefits as of December 31, 2025 or 2024.

The Company’s federal and state income tax returns for the tax years 2020 through 2025 remain open to examination by the relevant taxing authorities. Because the Company has incurred net operating losses since inception in 2020, the taxing authorities retain the ability to review and adjust these losses in the year they are utilized, regardless of whether the standard statute of limitations for the year of the loss has expired.

NOTE 6. STOCKHOLDERS' DEFICIT

Common Stock

The Company issued the following shares of common stock for the years ended December 31, 2025 and 2024:

On December 31, 2025, the Company granted 12,605 stock settled appreciation rights (SARs) with a grant price of $2.38, which was the fair market value at the time of the grant.

On December 31, 2025, the Company granted 7,153 stock settled appreciation rights (SARs) with a grant price of $2.33, which was the fair market value at the time of the grant.

On November 30, 2025, the Company granted 6,803 stock settled appreciation rights (SARs) with a grant price of $2.45, which was the fair market value at the time of the grant.

On October 31, 2025, the Company granted 19,310 stock settled appreciation rights (SARs) with a grant price of $2.28, which was the fair market value at the time of the grant.

On September 30, 2025, the Company granted 35,932 stock settled appreciation rights (SARs) with a grant price of $2.29, which was the fair market value at the time of the grant.

On September 30, 2025, the Company granted 10,334 stock settled appreciation rights (SARs) with a grant price of $2.90, which was the fair market value at the time of the grant.

On September 30, 2025, the Company granted 25,000 warrants with a grant price of $2.90, which was the fair market value at the time of the grant.

On August 27, 2025, the Company granted 3,500 stock settled appreciation rights (SARs) with a grant price of $2.90, which was the fair market value at the time of the grant.

On June 30, 2025, the Company granted 14,151 stock settled appreciation rights (SARs) with a grant price of $2.12, which was the fair market value at the time of the grant.

On June 12, 2025, the Company granted 1,250 stock settled appreciation rights (SARs) with a grant price of $1.75, which was the fair market value at the time of the grant.

On May 30, 2025, the Company issued 1,312 common stock shares for warrants exercised from a grant issued on June 19, 2023 with a grant price of $0.40, which was the fair market value at the time of the grant.

On March 31, 2025, the Company granted 10,490 stock settled appreciation rights (SARs) with a grant price of $2.86, which was the fair market value at the time of the grant.

On February 7, 2025, the Company granted 6,250 warrants with a grant price of $2.60, which was the fair market value at the time of the grant.

During the year ended December 31, 2024, the Company issued 62,500 equity units for total cash proceeds of $500,000. Each equity unit consists of one share of common stock and one stock appreciation right (“SAR”) convertible into common stock at a price per share of $8.00.

On December 31, 2024, the Company granted 11,539 stock settled appreciation rights (SARs) with a grant price of $2.60, which was the fair market value at the time of the grant.

On December 27, 2024, the Company granted 37,500 warrants at grant price of $1.60, which was the fair market value at the time of the grant.

On December 9, 2024, the Company granted 25,000 stock settled appreciation rights (SARs) with a grant price of $4.00, which was the fair market value at the time of the grant.

Stock-Based Compensation

During 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”) the total number of shares of common stock authorized under Plan totals 250,000. The Plan requires that all equity and equity-linked awards are granted with exercise prices equal, or at a premium, to the estimated fair market value of the Company’s common stock at the date of grant. All awards vest on a grant-by-grant basis at the discretion of the Board and currently outstanding awards range from fully vested at the grant date to vesting periods of six months. Awards granted under the plan generally expire between two and seven years from the date of grant. The Plan terminates no later than the tenth anniversary of the approval of the incentive plans by the Company’s Board of Directors. As of December 31, 2025, there were 186,044 shares previously issued or subject to outstanding awards under the 2021 Plan and 63,956 shares were available for future issuance under the 2021 Plan.

In addition to awards granted from the Plan, the Company has granted equity and equity-linked awards for various employees and non-employees at the discretion of the Compensation Committee of the Board of Directors. The fair value of the awards estimated at the grant date are earned and recognized over the requisite service period.

Stock Appreciation Rights

During the year ended December 31, 2025, the Company issued 121,528 stock appreciation rights (“SARs”), of which 88,262 were fully vested as of year end. During the year, 47,580 SARs were issued to settle compensation owed to an employee totaling $120,000. As of December 31, 2025, 319,620 of the Company’s 352,886 outstanding SARs were fully vested.

The Company estimated the fair values of the SARs on the grant dates using a Black-Scholes options pricing model using the quoted market prices of the Company’s stock on the grant dates; exercise prices ranging from $1.75 to $2.90 per share; expected volatilities ranging from 87.4% to 89.3%; the contractual term of seven years; and a risk-free interest rates ranging from 3.9% to 4.2%.

A summary of the stock appreciation rights activity is as follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	Appreciation	Average	Contractual
	Rights	Exercise Price	Term (Years)
Outstanding at January 1, 2025	231,358	$13.20	6.21
Granted	121,528	2.40
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at December 31, 2025	352,886	$8.94	5.75
Exercisable at December 31, 2025	319,620	$9.79	5.60

Warrants

During the year ended December 31, 2025, the Company issued 31,250 fully vested warrants to purchase shares of common stock at an exercise price ranging from $2.60 to $2.90 per share for a term ranging from 2.9 to 7 years. All previously issued warrants were fully vested as of December 31, 2025.

The Company estimated the fair values of the two warrants issuances on the grant date using a Black-Scholes options pricing model using the quoted market prices of the Company’s stock on the grant dates; exercise prices of $2.60 and $2.90 per share; expected volatilities of approximately 87.3% and 87.5%; contractual terms of 2.9 and 7.0 years, and risk-free interest rates of 4.31% and 3.93%.

A summary of the common stock warrant activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Warrants	Exercise Price	Term (Years)
Outstanding at January 1, 2025	40,062	$1.52	6.6
Granted	31,250	2.84
Exercised	(1,312)	–
Forfeited, cancelled or expired	(1,250)	–
Outstanding at December 31, 2025	68,750	$2.16	5.86
Exercisable at December 31, 2025	68,750	$2.16	5.86

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation totaling $109,193 and $561,540, respectively.

As of December 31, 2025, the Company has committed 421,636 shares of stock for the fulfillment for all of its outstanding equity and equity-linked awards.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company’s related party loans consist of the following as of December 31:

	2025	2024
Related party notes payable with a nominal interest rate of 10% per annum due on demand	$2,728,677	$2,541,677
Accrued interest	565,104	301,305
Total related party note payable	$3,293,781	$2,842,982

In the event that we default on the loan from Fred Cooper, CEO, Mr. Cooper may take possession of our intellectual property and other assets. This could have a material adverse effect on our business and operations. During the years ended December 31, 2025 and 2024, the Company recognized total interest expense of $263,798 and $227,266 respectively.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $514,000 at December 31, 2025 and may be forced to discontinue its on-going fee-based sales platform. The litigation is in its early stages, an estimate of reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the Company’s financial position, results of operations, or cash flows as of and for the year ended December 31, 2025.

NOTE 9. OPERATING LEASE

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

The following table summarizes the Company’s future undiscounted cash payment obligations for each calendar year as of December 31, 2025, for its non-cancelable lease liabilities through the end of the expected term of the lease:

2026	$43,332
2027	3,620
Total undiscounted cash payments	46,951
Less imputed interest	(2,264)
Present value of payments	$44,687

For the years ended December 31, 2025 and 2024, the Company recognized lease expense associated with its non-cancelable operating lease totaling $43,619 and $72,316, respectively, and is included in general and administrative expenses. The remaining term of the Company’s operating lease as of December 31, 2025, was 13 months.

NOTE 10. SEGMENT INFORMATION

The Company has one reportable and operating segment which provides customers the platform to sell their products or services. The accounting policies of this operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is its President and CEO.

The CODM’s measure of segment profit or loss is net income or loss. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, two US-based customers provided the majority of the custom design services revenue recognized during the year ended December 31, 2025, and one US-based customer provided the majority of the custom design services revenue recognized during the year ended December 31, 2024.

In addition to the significant expense categories included within net income or loss presented on the Company's consolidated statements of operations, the following is disaggregated research and development expenses for the years ended December 31:

	2025	2024
Platform coding and development	$52,831	$314,515
Other third-party engineering	36,929	47,561
Total research and development expense	$89,760	$362,076

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All the Company's long-lived assets are located in the United States. The Company does not have intra-entity sales or transfers.

NOTE 11. REVERSE STOCK SPLIT

On June 26, 2025, the Company effected a one-for-forty (1:40) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock (including authorized shares being reduced from 400,000,000 to 50,000,000)) and equity-linked awards for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted shares. The reverse stock split did not impact the total stockholders’ deficit or the par value per share. Any fractional shares resulting from the reverse split were rounded up to the nearest whole share resulting in 19 additional shares outstanding, post reverse split, for the year ended December 31, 2024.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has determined that there are no material events that need to be disclosed.

