Form 10-Q
period 2026-03-31
KwikClick, Inc.
filed 2026-05-15
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2026

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

As of May 15, 2026 the issuer had 3,892,979 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$152,375	$106,468
Accounts receivable, net	59,655	63,139
Costs capitalized to obtain revenue contracts	27,185	41,016
Prepaid expenses	38,956	46,896
Other receivable	48,997	48,997
Total current assets	327,168	306,516

Equipment, net	357	491
Capitalized internal-use software	35,494	–
Intellectual property, net	503,474	513,949
Right-of-use asset	34,354	44,108
Security deposit	3,700	3,700
Total assets	$904,547	$868,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$405,769	$438,594
Accrued expenses	196,955	192,963
Operating lease liability	34,881	41,067
Deferred revenue	53,886	111,330
Related-party notes payable	3,361,065	3,293,781
Total current liabilities	4,052,556	4,077,735
Long-term liabilities:
Operating lease liability, net of current portion	–	3,620
Total liabilities	4,052,556	4,081,355

Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized and 3,892,979 shares issued and outstanding at March 31, 2026 and December 31, 2025	389	389
Additional paid-in capital	10,554,628	10,462,801
Accumulated deficit	(13,703,026)	(13,675,781)
Total stockholders’ deficit	(3,148,009)	(3,212,591)
Total liabilities and stockholders’ deficit	$904,547	$868,764

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues:
Custom design services	$532,675	$184,500
Brand services	136,486	22,370
Software maintenance	6,000	–
Net revenue	675,161	206,870

Operating costs and expenses:
Cost of sales	193,707	69,023
Management and payroll	251,614	138,979
Research and development	20,060	29,751
General and administrative	169,527	146,740
Total operating costs and expenses	634,908	384,493
Operating income (loss)	40,253	(177,623)

Other income (expense)
Interest expense - related party	(67,284)	(62,672)
Interest expense - other	(214)	–
Gain on liability settlement	–	147,527
Total other income (expense)	(67,498)	84,855
Loss before income taxes	(27,245)	(92,768)
Provision for income taxes	–	–

Net loss	$(27,245)	$(92,768)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	3,892,979	3,891,667

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	3,892,979	$389	$10,462,801	$(13,675,781)	$(3,212,591)
Stock-based compensation	–	–	61,827	–	61,827
Stock appreciation rights issued for settlement of accrued compensation	–	–	30,000	–	30,000
Net Loss	–	–	–	(27,245)	(27,245)
Balance March 31, 2026	3,892,979	$389	$10,554,628	$(13,703,026)	$(3,148,009)

Balance December 31, 2024	3,891,667	$389	$10,189,727	$(12,358,954)	$(2,168,838)
Stock-based compensation	–	–	109	–	109
Net Loss	–	–	–	(92,768)	(92,768)
Balance March 31, 2025	3,891,667	$389	$10,189,836	$(12,451,722	$(2,261,497)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,245)	$(92,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,549	22,838
Amortization of right-of-use asset	9,754	5,919
Amortization of costs capitalized to obtain revenue contracts	13,831	–
Stock-based compensation	61,827	109
Gain on liability settlement	–	(147,527)
Bad debt expense	–	26,804
Changes in operating assets and liabilities:
Accounts receivable	3,484	(21,090)
Other receivable	–	(32,981)
Prepaid expenses	7,940	–
Security deposit	–	(3,700)
Accounts payable	(39,934)	(35,600)
Accrued expenses	33,992	37,900
Operating lease liability	(9,806)	(5,814)
Deferred revenue	(57,444)	30,000
Accrued interest added to related-party notes payable	67,284	62,672
Net cash provided by (used in) operating activities	75,232	(153,238)

Cash flows from investing activities
Capitalization of internal-use software	(29,325)	–
Net cash used in investing activities	(29,325)	–

Net increase (decrease) in cash	45,907	(153,238)
Cash at beginning of period	106,468	192,996
Cash at end of period	$152,375	$39,758

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$214	$–

Supplemental disclosure of non-cash investing and financing activities:
SARs issued to settle accrued compensation	$30,000	$–
Increase in capitalized internal-use software with accounts payable	$7,109	$–
Right-of-use asset obtained in exchange for operating lease liability	$–	$77,888

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

Going Concern

Since the commencement of the Kwik platform, the Company has accumulated deficits; experienced negative operating cash flows with the exception of the quarter ended March 31, 2026; and has a working capital deficit. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Reclassifications

Certain amounts in the 2025 condensed consolidated balance sheet and condensed consolidated statement of operations have been reclassified to conform with the current period presentation.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of KwikClick, Inc. and its wholly owned subsidiaries KwikClick LLC and Kwik B.V. i.o., a Netherlands based subsidiary (collectively, the Company). Intercompany transactions and balances have been eliminated in consolidation.

Segments

The Company has one reportable operating segment.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of March 31, 2026 or December 31, 2025.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of March 31, 2026, the Company had approximately 372,000 stock appreciation rights (“SARs”) and approximately 81,000 warrants outstanding and exercisable into shares of common stock that were potentially dilutive.

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

The beginning and ending contract balances were as follows:

	March 31, 2026	December 31, 2025	December 31, 2024

Accounts receivable, net	$59,655	$63,139	$32,278
Deferred revenue	$53,886	$111,330	$–

Cost to Obtain Revenue Contracts

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the period of benefit, which has been determined to be the contract term. During the three months ended March 31, 2026, the Company recognized $13,831 of sales commissions, included in management and payroll, of which $10,839 related to warrants issued to secure a new customer contract. During the three months ended March 31, 2025, no material sales commissions or other forms of compensation were paid in connection with the acquisition of customer contracts.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. During the quarters ended March 31, 2026 and 2025, the Company did not incur material returns.

Cost of Sales

Cost of sales primarily consist of programming costs related to our custom design services and promotional, marketing, campaign management and consulting services, and commissions and rebates paid to third party influencers and consumers for brand services. Payment processing and related transaction costs, including those associated with seller transactions, are classified in general and administrative expenses on our condensed consolidated statements of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements, Adopted

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for reporting annual periods beginning after December 15, 2025 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company adopted this ASU effective January 1, 2026, and there was not a material impact to the Company’s condensed consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statements and related disclosures.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s related party notes payable consist of the following:

	March 31, 2026	December 31, 2025
Related party notes payable with a nominal interest rate of 10% per annum due on demand	$2,728,677	$2,728,677
Accrued interest	632,388	565,104
Total related party notes payable	$3,361,065	$3,293,781

In the event that we default on the note payable from Fred Cooper, CEO, Mr. Cooper may take possession of our intellectual property and other assets. This could have a material adverse effect on our business and operations. During the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $67,284 and $62,672, respectively.

NOTE 4. STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

Stock Appreciation Rights

During the three months ended March 31, 2026, the Company issued 48,390 stock appreciation rights (“SARs”), of which 18,729 were fully vested at issuance. During the period, 16,854 SARs were issued to settle compensation owed to an employee totaling $30,000. As of March 31, 2026, 371,615 of the Company’s 401,276 outstanding SARs were fully vested.

The Company estimated the fair values of the SARs on the grant dates using a Black-Scholes options pricing model using the quoted market prices of the Company’s stock on the grant dates; exercise prices ranging from $1.42 to $2.29 per share; expected volatilities of 93.7%; the contractual term of seven years; and a risk-free interest rate of 3.9%.

A summary of the stock appreciation rights activity is as follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	Appreciation	Average	Contractual
	Rights	Exercise Price	Term (Years)
Outstanding at January 1, 2026	352,886	$8.94	5.75
Granted	48,390	1.71
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at March 31, 2026	401,276	$7.91	5.70
Exercisable at March 31, 2026	371,615	$8.50	5.59

Warrants

During the three months ended March 31, 2026, the Company issued 12,500 fully vested warrants to purchase shares of common stock at an exercise price of $1.30 per share for a term of seven years. All previously issued warrants were fully vested as of March 31, 2026.

The Company estimated the fair values of the warrants issued on the grant date using a Black-Scholes options pricing model using the quoted market price of the Company’s stock on the grant date; exercise price of $1.30 per share; expected volatility of approximately 93.7%; contractual term seven years, and risk-free interest rate 3.9%.

A summary of the common stock warrant activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Warrants	Exercise Price	Term (Years)
Outstanding at January 1, 2026	68,750	$2.16	5.86
Granted	12,500	1.30
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at March 31, 2026	81,250	$2.03	5.81
Exercisable at March 31, 2026	81,250	$2.03	5.81

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation totaling $61,827 and $109, respectively.

As of March 31, 2026, the Company has committed 482,526 shares of stock for the fulfillment for all of its outstanding equity and equity-linked awards.

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

The following table summarizes the Company’s future undiscounted cash payment obligations for each calendar year as of March 31, 2026, for its non-cancelable lease liabilities through the end of the expected term of the lease:

2026	$32,578
2027	3,620
Total undiscounted cash payments	36,198
Less imputed interest	(1,317)
Present value of payments	$34,881

For the three months ended March 31, 2026 and 2025, the Company recognized lease expense associated with its non-cancelable operating lease totaling $12,601 and $5,946, respectively, and is included in general and administrative expenses. The remaining term of the Company’s operating lease as of March 31, 2026, was 10 months.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $503,000 at March 31, 2026 and may be forced to discontinue its on-going fee-based sales platform. The litigation has been delayed and an estimate of a reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying condensed consolidated financial position, results of operations, or cash flows as of and for the three months ended March 31, 2026.

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

The CODM’s measure of segment profit or loss is net income or loss. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, two US-based customers provided the majority of the custom design services revenue recognized during the three months ended March 31, 2026. No other material revenue was recognized from a single customer for the three months ended March 31, 2026 and 2025.

In addition to the significant expense categories included within net income or loss presented on the Company’s condensed consolidated statements of operations, the following are disaggregated research and development expenses for the three months ended March 31:

	2026	2025
Platform coding and development	$16,418	$16,063
Other third-party engineering	3,642	13,688
Total research and development expense	$20,060	$29,751

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. All the Company’s long-lived assets are located in the United States. The Company does not have intra-entity sales or transfers.

NOTE 9. REVERSE STOCK SPLIT

On June 26, 2025, the Company effected a one-for-forty (1:40) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock (including authorized shares being reduced from 400,000,000 to 50,000,000) and equity-linked awards for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted shares. The reverse stock split did not impact the total stockholders’ deficit or the par value per share. Any fractional shares resulting from the reverse split were rounded up to the nearest whole share resulting in 449 additional shares outstanding, post reverse split, for the quarters ended March 31, 2026 and March 31, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in our annual report on Form 10-K filed with the SEC on March 31, 2026, that can be read at www.sec.gov.

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

Comparison of operations for the Three Months ended March 31, 2026 and March 31, 2025

Revenues

During the three months ended March 31, 2026 and 2025, we recognized net revenues of $675,161 and $206,870, respectively. The $468,291 increase is primarily the result of the expansion of our custom design services in which we build custom software features for customers that are generally done in addition to embedding our transaction platform into a customer’s website. Additionally, brand services revenue increased $114,116, from $22,370 in the three months ended March 31, 2025, to $136,486 in the three months ended March 31, 2026. The increase is due to a broadening adoption of the sales platform by new brands and influencers. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $124,684 to $193,707 for the three months ended March 31, 2026 as compared to $69,023 for the three months ended March 31, 2025. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase as sales increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform are currently unpredictable.

Other Operating Expenses

During the three months ended March 31, 2026 and 2025, we incurred total other operating expenses of $441,201 and $315,470 respectively. The $125,731 increase resulted from an increase in management and payroll of $112,635, an increase in general and administrative expenses of $22,787, and offset by a decrease in research and development of $9,691.

Other Income (Expense)

During the three months ended March 31, 2026, other income (expense) was made up entirely of interest expense of $67,498. Interest expense increased by $4,826 during the three months ended March 31, 2026, of which related-party interest increased by $4,612 to $67,284 and non-related-party interest increased by $214 to $214. The increase in related-party interest was the result of continued compounding (at a rate of 10% per annum) of our unpaid related-party notes payable outstanding. If we are successful in increasing our customer base, we do not expect an increase in the principal balance of the notes payable over the next twelve months to fund expenses required for an expansion of our customer base.

During the three months ended March 31, 2025, the Company negotiated settlements with previous brands surrounding previously accrued commissions payable on their behalf for no additional consideration resulting in a gain on settlement totaling $147,527. We do not expect these settlements to occur on a frequent basis in the future.

Liquidity and capital resources

At March 31, 2026, we had a working capital deficit of $3,725,388. Approximately 83% of our liabilities as of March 31, 2026 are due to our founder, majority shareholder, and CEO, Mr. Fred Cooper, under a note payable arrangement carrying an interest rate of 10% per annum. Mr. Cooper has informally agreed to defer repayment of the note until the Company has achieved a more stable liquidity position; however, he is not legally obligated to continue to do so.

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

Critical Accounting Estimates

There has been no change in our critical accounting estimates from those disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2026, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There has been no change in our legal proceedings as disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2026.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on March 31, 2026, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: May 15, 2026

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: May 15, 2026

