Form 10-Q
period 2026-06-30
KwikClick, Inc.
filed 2026-08-14
CIK 1884164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2026

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

As of August 14, 2026 the issuer had 3,892,979 shares of common stock issued and outstanding.

KWIKCLICK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KWIKCLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$321,139	$106,468
Accounts receivable, net	204,636	63,139
Costs capitalized to obtain revenue contracts	15,389	41,016
Prepaid expenses	27,121	46,896
Other receivable	21,444	48,997
Total current assets	589,729	306,516

Equipment, net	223	491
Capitalized internal-use software	69,681	–
Intellectual property, net	238,592	513,949
Right-of-use asset	24,350	44,108
Security deposit	3,700	3,700
Total assets	$926,275	$868,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$386,366	$438,594
Accrued expenses	377,606	192,963
Operating lease liability	24,719	41,067
Deferred revenue	31,443	111,330
Related-party notes payable	3,429,094	3,293,781
Total current liabilities	4,249,228	4,077,735
Long-term liabilities:
Operating lease liability, net of current portion	–	3,620
Total liabilities	4,249,228	4,081,355

Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized and 3,892,979 shares issued and outstanding at June 30, 2026 and December 31, 2025	389	389
Additional paid-in capital	10,625,756	10,462,801
Accumulated deficit	(13,949,098)	(13,675,781)
Total stockholders’ deficit	(3,322,953)	(3,212,591)
Total liabilities and stockholders’ deficit	$926,275	$868,764

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
Custom design services	$477,958	$203,000	$1,010,633	$387,500
Brand services	494,511	28,710	630,997	51,080
Software maintenance	–	–	6,000	–
Net revenue	972,469	231,710	1,647,630	438,580

Operating costs and expenses:
Cost of sales	198,894	88,538	392,601	157,561
Management and payroll	238,739	142,039	490,353	281,018
Marketing	216,982	–	219,615	–
Research and development	18,006	24,958	38,066	54,709
Loss on abandonment of long-lived assets	289,247	32,306	289,247	32,306
General and administrative	188,644	126,018	355,538	272,758
Total operating costs and expenses	1,150,512	413,859	1,785,420	798,352
Operating income (loss)	(178,043)	(182,149)	(137,790)	(359,772)

Other income (expense)
Interest expense - related party	(68,029)	(64,704)	(135,313)	(127,376)
Interest expense - other	–	(190)	(214)	(190)
Gain on liability settlement	–	–	–	147,527
Total other income (expense)	(68,029)	(64,894)	(135,527)	19,961
Loss before income taxes	(246,072)	(247,043)	(273,317)	(339,811)
Provision for income taxes	–	–	–	–

Net loss	$(246,072)	$(247,043)	$(273,317)	$(339,811)

Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.07)	$(0.09)

Weighted average shares outstanding - basic and diluted	3,892,979	3,892,114	3,892,979	3,891,892

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	3,891,667	$389	$10,189,727	$(12,358,954)	$(2,168,838)
Stock-based compensation	–	–	109	–	109
Net Loss	–	–	–	(92,768)	(92,768)
Balance March 31, 2025	3,891,667	389	10,189,836	(12,451,722)	(2,261,497)
Stock-based compensation	–	–	7,949	–	7,949
Issuance of common stock for warrants exercised	1,312	–	526	–	526
Stock appreciation rights issued for settlement of accrued compensation	–	–	60,000	–	60,000
Net Loss	–	–	–	(247,043)	(247,043)
Balance June 30, 2025	3,892,979	$389	$10,258,311	$(12,698,765)	$(2,440,065)

Balance December 31, 2025	3,892,979	$389	$10,462,801	$(13,675,781)	$(3,212,591)
Stock-based compensation	–	–	61,827	–	61,827
Stock appreciation rights issued for settlement of accrued compensation	–	–	30,000	–	30,000
Net Loss	–	–	–	(27,245)	(27,245)
Balance March, 2026	3,892,979	389	10,554,628	(13,703,026)	(3,148,009)
Stock-based compensation	–	–	41,128	–	41,128
Stock appreciation rights issued for settlement of accrued compensation	–	–	30,000	–	30,000
Net Loss	–	–	–	(246,072)	(246,072)
Balance June 30, 2026	3,892,979	$389	$10,625,756	$(13,949,098)	$(3,322,953)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

KWIKCLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(273,317)	$(339,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,024	45,676
Amortization of right-of-use asset	19,758	14,980
Amortization of costs capitalized to obtain revenue contracts	25,627	–
Stock-based compensation	102,955	8,058
Gain on liability settlement	–	(147,527)
Loss on abandonment of long-lived assets	289,247	32,306
Bad debt expense	40,053	26,804
Changes in operating assets and liabilities:
Accounts receivable	(153,997)	(75,122)
Other receivable	–	4,575
Prepaid expenses	19,775	–
Security deposit	–	(3,700)
Accounts payable	(96,311)	(90,500)
Accrued expenses	244,643	98,159
Operating lease liability	(19,968)	(14,716)
Deferred revenue	(79,887)	85,000
Accrued interest added to related-party notes payable	135,313	127,376
Net cash provided by (used in) operating activities	282,915	(228,442)

Cash flows from investing activities:
Purchase of intellectual property	(15,600)	–
Capitalization of internal-use software	(52,644)	–
Net cash used in investing activities	(68,244)	–

Cash flows from financing activities:
Proceeds from related-party notes payable	–	92,000
Proceeds from exercise of common stock warrants	–	526
Net cash provided by financing activities	–	92,526

Net increase (decrease) in cash	214,671	(135,916)
Cash at beginning of period	106,468	192,996
Cash at end of period	$321,139	$57,080

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$214	$190

Supplemental disclosure of non-cash investing and financing activities:
Stock appreciation rights issued for settlement of accrued compensation	$60,000	$60,000
Increase in intellectual property with accounts payable	$20,989	$–
Increase in capitalized internal-use software with accounts payable	$23,094	$–
Right-of-use asset obtained in exchange for operating lease liability	$–	$77,888

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

Going Concern

Since the commencement of the Kwik platform, the Company has accumulated deficits; experienced negative operating cash flows with the exception of the six months ended June 30, 2026; and has a working capital deficit. The Company may require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to continue generating positive cash flows or raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Reclassifications

Certain amounts in the 2025 condensed consolidated statement of operations have been reclassified to conform with the current period presentation.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2026 or December 31, 2025.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive. As of June 30, 2026, the Company had approximately 416,000 stock appreciation rights (“SARs”) and approximately 81,000 warrants outstanding and exercisable into shares of common stock that were potentially dilutive.

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

A description of the Company’s revenue generating activities is as follows:

Third-Party Seller Services (Brand Services Revenue):

The Company offers programs that provide sellers a software platform to sell their products. For some contracts the Company provides payment processing and order fulfillment facilitation. The Company is not the seller of record in these transactions and acts as an agent in the facilitation of the transaction, recognizing the net revenue as processing fee revenue. For other contracts, the Company provides a more robust promotional and campaign management service whereby the Company controls discounts, rebates, commission rates and cross-selling features to the seller. Under this arrangement the Company invoices for the “incentive budget” from which these services are funded and for which the Company recognizes gross revenue acting as principal in this transaction. For contracts, where the Company takes control of the “incentive budget” the Company has determined it is the principal in the transaction as the Company has full control of how the incentive budget is deployed in promotional campaigns to drive sales of customers’ products. In the event the incentive budget is more than adequate to accomplish minimum predetermined campaign activities, the Company benefits by the increase in profitability for its campaign services. In the event the incentive budget is not sufficient to cover predetermined campaign activities, the Company will invoice for a larger budget in order to accomplish the objectives of the campaign. If the budget is sufficient for minimum predetermined campaign objectives, then the Company is responsible for any augmentative activities related to campaign performance, thus potentially reducing the Company’s overall profitability of the campaign.

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

Contract Assets and Contract Liabilities

The Company records any amounts due or payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. Deferred revenue is for sales where the right to payment exists or payment has been received, but control has not been transferred.

The beginning and ending contract balances were as follows:

	June 30, 2026	December 31, 2025	December 31, 2024

Accounts receivable, net	$204,636	$63,139	$32,278
Deferred revenue	$31,443	$111,330	$–

During the three and six months ended June 30, 2026, the Company recognized $7,443 and $64,887 of deferred revenue in custom design services. As of June 30, 2026, the performance obligations not yet completed by the Company for deferred revenue relate to custom design services revenue.

Cost to Obtain Revenue Contracts

Applicable sales commissions paid in connection with contracts exceeding one year are capitalized and amortized over the period of benefit, which has been determined to be the contract term. During the three and six months ended June 30, 2026, no material sales commissions or other forms of compensation were paid in connection with the acquisition of customer contracts. During the three and six months ended June 30, 2026, the Company recognized $11,796 and $25,627 of sales commission expense, included in management and payroll, of which $10,838 and $21,677 was attributable to the amortization of costs associated with warrants issued to secure a new customer contract. During the three and six months ended June 30, 2025, no material sales commissions or other forms of compensation were paid in connection with the acquisition of customer contracts.

Return Allowances

The fees earned by the Company are subject to returns under similar terms as set by the third-party services using the Company’s software platform. The Company does not assume responsibility for refund or replacement of product costs. Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. During the three and six months ended June 30, 2026 and 2025, the Company did not incur material returns.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s related party notes payable consist of the following:

	June 30, 2026	December 31, 2025
Related party notes payable with a nominal interest rate of 10% per annum due on demand	$2,728,677	$2,728,677
Accrued interest	700,417	565,104
Total related party notes payable	$3,429,094	$3,293,781

In the event that we default on the note payable from Fred Cooper, CEO, Mr. Cooper may take possession of our intellectual property and other assets. This could have a material adverse effect on our business and operations. During the three and six months ended June 30, 2026, the Company recognized interest expense of $68,029 and $135,313, respectively, and $64,704 and $127,376, respectively, during the three and six months ended June 30, 2025.

NOTE 4. STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

Stock Appreciation Rights

During the three and six months ended June 30, 2026, the Company issued 38,664 and 87,054, respectively, stock appreciation rights (“SARs”), of which 14,421 and 33,150, respectively, were fully vested at issuance. During the three and six months ended June 30, 2026, 14,421 and 31,275 SARs were issued to settle compensation owed to an employee As of June 30, 2026, 415,697 of the Company’s 439,940 outstanding SARs were fully vested.

The Company estimated the fair values of the SARs on the grant dates using a Black-Scholes options pricing model using the quoted market prices of the Company’s stock on the grant dates; exercise prices ranging from $1.42 to $2.29 per share; expected volatilities of 90.5% to 93.7%; the contractual term of seven years; and a risk-free interest rate of 3.9% to 4.3%.

A summary of the stock appreciation rights activity is as follows:

			Weighted
			Average
	Stock	Weighted	Remaining
	Appreciation	Average	Contractual
	Rights	Exercise Price	Term (Years)
Outstanding at January 1, 2026	352,886	$8.94	5.75
Granted	87,054	1.87
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at June 30, 2026	439,940	$7.31	5.61
Exercisable at June 30, 2026	415,697	$7.67	5.52

Warrants

During the six months ended June 30, 2026, the Company issued 12,500 fully vested warrants to purchase shares of common stock at an exercise price of $1.30 per share for a term of seven years. The warrants were issued to a nonemployee individual to establish a relationship for potential future marketing services to the Company and the Company recorded stock-based compensation of $13,208 for the six months ended June 30, 2026. All previously issued warrants were fully vested as of June 30, 2026. The Company did not issue any warrants during the three months ended June 30, 2026.

The Company estimated the fair values of the warrants issued on the grant date using a Black-Scholes options pricing model using the quoted market price of the Company’s stock on the grant date; exercise price of $1.30 per share; expected volatility of approximately 93.7%; contractual term seven years, and risk-free interest rate 3.9%.

A summary of the common stock warrant activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Warrants	Exercise Price	Term (Years)
Outstanding at January 1, 2026	68,750	$2.16	5.86
Granted	12,500	1.30
Exercised	–	–
Forfeited, cancelled or expired	–	–
Outstanding at June 30, 2026	81,250	$2.03	5.56
Exercisable at June 30, 2026	81,250	$2.03	5.56

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation totaling $41,128 and $102,955, respectively. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation totaling $7,949 and $8,058, respectively.

As of June 30, 2026, the Company has committed 521,190 shares of stock for the fulfillment for all of its outstanding equity and equity-linked awards.

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

The following table summarizes the Company’s future undiscounted cash payment obligations for each calendar year as of June 30, 2026, for its non-cancelable lease liabilities through the end of the expected term of the lease:

2026	$21,718
2027	3,620
Total undiscounted cash payments	25,338
Less imputed interest	(619)
Present value of payments	$24,719

For the three and six months ended June 30, 2026, the Company recognized lease expense associated with its non-cancelable operating lease totaling $12,540 and $25,141, respectively, and for the comparable periods of 2025, $12,701 and $18,647, respectively. Lease expense is included in general and administrative expenses. The remaining term of the Company’s operating lease as of June 30, 2026, was 7 months.

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

The Company believes that the code base and functionality of its software platform differs materially from any intellectual property owned by NewAge. The Company intends to vigorously defend and assert its intellectual property rights. In the event the Company does not prevail it may be required to impair substantially all of its intangible assets with a carrying value of approximately $239,000 at June 30, 2026 and may be forced to discontinue its on-going fee-based sales platform. The litigation has been delayed and an estimate of a reasonably possible loss cannot be made at this time. As such, there has been no further adjustment to the accompanying condensed consolidated financial position, results of operations, or cash flows as of and for the three and six months ended June 30, 2026.

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

The CODM’s measure of segment profit or loss is net income or loss. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. The Company derives nearly all of its revenue from United States of America (“US”) based customers with an immaterial amount coming from foreign based customers. Additionally, two US-based customers provided the majority of the custom design services revenue recognized during the three and sic months ended June 30, 2026. No other material revenue was recognized from a single customer for the three and six months ended June 30, 2026 and 2025.

In addition to the significant expense categories included within net income or loss presented on the Company’s condensed consolidated statements of operations, the following are disaggregated research and development expenses for the three months ended June 30:

	2026	2025
Platform coding and development	$1,344	$13,538
Other third-party engineering	16,662	11,420
Total research and development expense	$18,006	$24,958

The following are disaggregated research and development expenses for the six months ended June 30:

	2026	2025
Platform coding and development	$4,986	$29,601
Other third-party engineering	33,080	25,108
Total research and development expense	$38,066	$54,709

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. All the Company’s long-lived assets are located in the United States. The Company does not have intra-entity sales or transfers.

NOTE 9. REVERSE STOCK SPLIT

On June 26, 2025, the Company effected a one-for-forty (1:40) reverse stock split of its issued and outstanding shares of common stock. In connection with the reverse split, all shares of common stock (including authorized shares) and equity-linked awards for all periods presented have been adjusted retrospectively to reflect this reverse stock split. This recast ensures comparability across all periods presented and does not impact previously reported net income (loss), total assets, or total liabilities but does impact earnings per diluted shares. The reverse stock split did not impact the total stockholders’ deficit or the par value per share. Any fractional shares resulting from the reverse split were rounded up to the nearest whole share resulting in 449 additional shares outstanding, post reverse split for the quarters ended June 30, 2026 and 2025.

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

Comparison of operations for the Three Months ended June 30, 2026 and June 30, 2025

Revenues

During the three months ended June 30, 2026 and 2025, we recognized net revenues of $972,469 and $231,710, respectively. Custom design services increased $274,958, from $203,000 in the three months ended June 30, 2025, to $477,958 in the three months ended June 30, 2026, as a result of the expansion of our custom design services in which we build custom software features for customers that are generally done in addition to embedding our transaction platform into a customer’s website. Additionally, brand services revenue increased $465,801, from $28,710 in the three months ended June 30, 2025, to $494,511 in the three months ended June 30, 2026. The increase is due to a broadening adoption of the sales platform by new brands and influencers. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis.

Cost of Sales

Our costs of sales increased $110,356 to $198,894 for the three months ended June 30, 2026 as compared to $88,538 for the three months ended June 30, 2025. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase as sales increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform are currently unpredictable.

Other Operating Expenses

During the three months ended June 30, 2026 and 2025, we incurred total other operating expenses of $951,618 and $325,321, respectively. The $626,297 increase primarily related to an increase in loss on abandonment of long-lived assets of $256,941 and an increase in marketing expenses of $216,982 as the Company contracted with a call center to assist with selling third-party sellers’ products through the Kwik platform. Other operating expenses also were affected by an increase in management and payroll of $96,700, an increase in general and administrative expenses of $62,626, and offset by a decrease in research and development of $6,952.

Other Income (Expense)

During the three months ended June 30, 2026, other income (expense) was made up entirely of interest expense of $68,029. Interest expense increased by $3,135 during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, of which related-party interest increased by $3,325 and non-related-party interest decreased by $190. The increase in related-party interest was the result of continued compounding (at a rate of 10% per annum) of our unpaid related-party notes payable outstanding. If we are successful in increasing our customer base, we do not expect an increase in the principal balance of the notes payable over the next twelve months to fund expenses required for an expansion of our customer base.

Comparison of operations for the Six Months ended June 30, 2026 and June 30, 2025

Revenues

During the six months ended June 30, 2026 and 2025, we recognized net revenues of $1,647,630 and $438,580, respectively. Custom design services increased $623,133, from $387,500 in the six months ended June 30, 2025, to $1,010,633 in the six months ended June 30, 2026 as a result of the expansion of our custom design services in which we build custom software features for customers that are generally done in addition to embedding our transaction platform into a customer’s website. Additionally, brand services revenue increased $579,917, from $51,080 in the six months ended June 30, 2025, to $630,997 in the six months ended June 30, 2026. The increase is due to a broadening adoption of the sales platform by new brands and influencers. We intend to continue to pursue providing these products and services which we expect to drive increases in our brand services on a perpetual basis. Software maintenance increased $6,000, from $0 in the six months ended June 30, 2025, to $6,000 in the six months ended June 30, 2026 as a result of one customer purchasing an annual software maintenance agreement.

Cost of Sales

Our costs of sales increased $235,040 to $392,601 for the six months ended June 30, 2026 as compared to $157,561 for the six months ended June 30, 2025. The expansion of our custom design business requires higher labor costs than our brand services. We expect the costs of revenue to increase as sales increase, but at a slower pace if we are successful in the expansion of the custom design services. Additionally, we would expect our sales volume and cost of sales to correspondingly increase as more brands launch our platform within their own website. The underlying products and services sold through our platform are currently unpredictable.

Other Operating Expenses

During the six months ended June 30, 2026 and 2025, we incurred total other operating expenses of $1,392,819 and $640,791, respectively. The $752,028 increase primarily related to an increase in loss on abandonment of long-lived assets of $256,941 and an increase in marketing expenses of $219,615 as the Company contracted with a call center to assist with selling third-party sellers’ products through the Kwik platform. Additionally, other operating expenses were impacted by an increase in management and payroll of $209,335 as a result of increased stock-based compensation and increased employee headcount to support our growth. General and administrative expenses increased by $82,780. Other operating expenses were offset by a decrease in research and development of $16,643.

Other Income (Expense)

During the six months ended June 30, 2026, other income (expense) was made up entirely of interest expense of $135,527. Interest expense increased by $7,961 during the six months ended June 30, 2026, of which related-party interest increased by $7,937 to $135,313 and non-related-party interest increased by $24 to $214. The increase in related-party interest was the result of continued compounding (at a rate of 10% per annum) of our unpaid related-party notes payable outstanding. If we are successful in increasing our customer base, we do not expect an increase in the principal balance of the notes payable over the next twelve months to fund expenses required for an expansion of our customer base.

During the six months ended June 30, 2025, the Company negotiated settlements with previous brands surrounding previously accrued commissions payable on their behalf for no additional consideration resulting in a gain on settlement totaling $147,527. We do not expect these settlements to occur on a frequent basis in the future.

Liquidity and capital resources

At June 30, 2026, we had a working capital deficit of $3,659,499. Approximately 81% of our liabilities as of June 30, 2026 are due to our founder, majority shareholder, and CEO, Mr. Fred Cooper, under a note payable arrangement carrying an interest rate of 10% per annum. Mr. Cooper has informally agreed to defer repayment of the note until the Company has achieved a more stable liquidity position; however, he is not legally obligated to continue to do so.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There has been no change in our legal proceedings as disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2026.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on June 30, 2026, continue to represent the most significant risks to the Company’s future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Fred Cooper
Chief Executive Officer
Principal Executive Officer
Date: August 14, 2026

By:	/s/ Jeffrey Yates
Jeffrey Yates
Principal Financial Officer
Date: August 14, 2026

